Form 10-Q
period 2025-06-30
Avidbank Holdings, Inc.
filed 2025-09-18
CIK 1443575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________.

Commission File No. 001-42792

AVIDBANK HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

California	6022	26-1731009
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1732 North First Street

6th Floor

San Jose, California 95112

(408) 200-7390

(Address, including zip code and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value per Share	AVBH	The Nasdaq Stock Market LLC
(Title of class)	(Trading Symbol)	(Name of exchange on which registered)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of September 12, 2025, the registrant had 10,936,020 shares of common stock, no par value per share (the “Common Stock”), outstanding.

AVIDBANK HOLDINGS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

AVIDBANK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except per share data)	June 30, 2025	December 31, 2024

Assets
Cash and due from banks	$2,800	$8,662
Due from Federal Reserve Bank and interest-bearing deposits in banks	127,123	74,039
Total cash and cash equivalents	129,923	82,701

Securities available-for-sale, at fair value (amortized cost $356,216 and $369,155, net of allowance for credit losses of $0 and $0)	292,808	296,556
Loans, net of allowance for credit losses on loans of $19,624 in 2025 and $18,679 in 2024	1,892,094	1,846,263
Federal Home Loan Bank stock, at cost	8,409	8,409
Premises and equipment, net	1,927	2,331
Cash surrender value of bank-owned life insurance policies	12,857	12,674
Accrued interest receivable and other assets	54,111	55,554
Total assets	$2,392,129	$2,304,488

Liabilities
Deposits:
Noninterest-bearing	$443,540	$414,327
Interest-bearing	1,559,241	1,477,028
Total deposits	2,002,781	1,891,355

Subordinated debt, net	22,000	22,000
Short-term borrowings	145,000	185,000
Accrued interest payable and other liabilities	17,929	19,771
Total liabilities	2,187,710	2,118,126

Commitments and contingent liabilities (Note 9)

Shareholders' equity
Preferred stock - no par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	–	–
Common stock - no par value; 25,000,000 shares authorized; 7,923,946 and 7,906,761 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	107,608	106,997
Retained earnings	141,936	130,703
Accumulated other comprehensive loss, net of taxes	(45,125)	(51,338)
Total shareholders' equity	204,419	186,362
Total liabilities and shareholders' equity	$2,392,129	$2,304,488

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$32,967	$33,255	$64,852	$65,083
Interest on investment securities - taxable	1,673	1,779	3,391	3,580
Interest on investment securities - tax exempt	30	22	61	44
Federal Home Loan Bank dividends	181	193	366	384
Other interest income	793	951	1,499	1,770
Total interest income	35,644	36,200	70,169	70,861
Interest expense
Interest on deposits	13,669	13,494	26,496	25,528
Interest on borrowings	1,685	4,180	4,031	7,923
Total interest expense	15,354	17,674	30,527	33,451
Net interest income	20,290	18,526	39,642	37,410
Provision for credit losses	925	2,998	925	3,317
Net interest income after provision for credit losses	19,365	15,528	38,717	34,093
Noninterest income
Service charges, fees and other income	840	658	1,602	1,275
Foreign exchange income	196	208	416	460
Bank-owned life insurance income	93	137	183	324
Warrant and success fee income	273	–	273	–
Other investment income	(23)	59	24	214
Other income	159	36	211	108
Total noninterest income	1,538	1,098	2,709	2,381
Noninterest expense
Salaries and employee benefits	8,978	7,980	18,075	16,774
Occupancy and equipment	759	1,039	1,755	2,067
Data processing	759	597	1,374	1,161
Regulatory assessments	420	568	964	1,014
Legal and professional fees	715	541	1,226	1,152
Other expense	978	1,033	2,057	2,016
Total noninterest expense	12,609	11,758	25,451	24,184
Income before provision for income taxes	8,294	4,868	15,975	12,290
Provision for income taxes	2,497	1,402	4,742	3,578
Net income	$5,797	$3,466	$11,233	$8,712

Net income per common share data
Basic earnings per common share	$0.77	$0.47	$1.50	$1.18
Diluted earnings per common share	0.75	0.46	1.46	1.15

Weighted average shares - basic	7,534,264	7,426,949	7,511,285	7,406,794
Weighted average shares - diluted	7,686,385	7,578,613	7,684,976	7,565,065

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$5,797	$3,466	$11,233	$8,712

Other comprehensive income/(loss), before tax
Unrealized gains/(losses) on securities:
Unrealized holdings gains/(losses)	2,180	227	9,191	(5,080)
Reclassification adjustment for losses included in net income	–	–	–	–
	2,180	227	9,191	(5,080)
Derivative instruments designated as cash flow hedges:
Unrealized holdings gains on derivatives	20	23	41	43
Other comprehensive income/(loss), before tax	2,200	250	9,232	(5,037)

Tax effect	(966)	(67)	(3,019)	1,474
Total other comprehensive income/(loss), after tax	1,234	183	6,213	(3,563)
Comprehensive income	$7,031	$3,649	$17,446	$5,149

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
(In thousands)	Shares	Amount	Earnings	Income/(Loss)	Equity
Balance, March 31, 2025	7,912,184	$106,839	$136,139	$(46,359)	$196,619
Net income	-	-	5,797	-	5,797
Other comprehensive income	-	-	-	1,234	1,234
Restricted stock issued, net of forfeitures and shares withheld to cover taxes	11,762	(2)	-	-	(2)
Stock-based compensation	-	771	-	-	771
Balance, June 30, 2025	7,923,946	$107,608	$141,936	$(45,125)	$204,419

Balance, December 31, 2024	7,906,761	$106,997	$130,703	$(51,338)	$186,362
Net income	-	-	11,233	-	11,233
Other comprehensive loss	-	-	-	6,213	6,213
Restricted stock issued, net of forfeitures and shares withheld to cover taxes	17,185	(980)	-	-	(980)
Stock-based compensation	-	1,591	-	-	1,591
Balance, June 30, 2025	7,923,946	$107,608	$141,936	$(45,125)	$204,419

Balance, March 31, 2024	7,803,900	$104,771	$114,934	$(52,621)	$167,084
Net income	-	-	3,466	-	3,466
Other comprehensive income	-	-	-	183	183
Restricted stock issued, net of forfeitures and shares withheld to cover taxes	72,182	(15)	-	-	(15)
Stock-based compensation	-	731	-	-	731
Balance, June 30, 2024	7,876,082	$105,487	$118,400	$(52,438)	$171,449

Balance, December 31, 2023	7,770,439	$104,499	$109,688	$(48,875)	$165,312
Net income	-	-	8,712	-	8,712
Other comprehensive income	-	-	-	(3,563)	(3,563)
Restricted stock issued, net of forfeitures and shares withheld to cover taxes	105,643	(519)	-	-	(519)
Stock-based compensation	-	1,507	-	-	1,507
Balance, June 30, 2024	7,876,082	$105,487	$118,400	$(52,438)	$171,449

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2025	2024
Operating activities
Net income	$11,233	$8,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	925	3,317
Depreciation, amortization and accretion	760	830
(Gain) loss on disposal of premises and equipment	–	(16)
Amortization of debt issuance costs	–	51
(Increase) decrease in deferred loan origination fees, net	(245)	59
Earnings on bank-owned life insurance policies	(183)	(175)
Repayment of operating lease liabilities	1,175	1,330
Stock-based compensation expense	1,591	1,507
Net increase in accrued interest receivable and other assets	(2,710)	(1,406)
Net decrease in accrued interest payable and other liabilities	(1,876)	(4,204)
Net cash provided by operating activities	10,670	10,005

Investing activities
Purchase of available-for-sale investment securities	(1,944)	(3,247)
Proceeds from paydowns/maturities of available-for-sale investment securities	14,585	14,503
Net increase in loans	(46,477)	(66,019)
Proceeds from surrendered bank-owned life insurance policies	–	21,443
Purchase of premises and equipment	(58)	(37)
Proceeds from sale of premises and equipment	–	36
Net cash used in investing activities	(33,894)	(33,321)

Financing activities
Net increase in deposits	111,426	84,163
Restricted stock issued, net	(980)	(519)
Net proceeds/(repayment) from other borrowings	5,000	(50,000)
Net proceeds/(redemption) from Federal Reserve Bank borrowings	–	20,000
Net proceeds/(redemption) from Federal Home Loan Bank borrowings	(45,000)	–
Net cash provided by financing activities	70,446	53,644

Net change in cash and cash equivalents	47,222	30,328

Cash and cash equivalents at beginning of period	82,701	81,396
Cash and cash equivalents at end of period	$129,923	$111,724

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest expense	$31,222	$36,667
Income taxes	4,601	3,297
Supplemental noncash disclosures
Recording of right-of-use assets in exchange for lease liabilities	$439	$–

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Avidbank Holdings, Inc. (the “Company”) have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. All material intercompany balances and transactions have been eliminated. In the Statement of Cash Flows the Company has elected to present proceeds and redemptions from borrowings from the Federal Home Loan Bank and the Federal Reserve Bank on a net basis.

Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on the Company’s Form S-1 (File No. 333-288743).

Use of Estimates

The preparation of these consolidated financial statements requires management to make judgments in the application of certain accounting policies that involve significant estimates and assumptions. The Company has established policies and control procedures that are intended to ensure valuation methods are well-controlled and applied consistently from period to period.

Issued Accounting Standards

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for Public Business Entities for the annual period beginning January 1, 2025. The Company is considered an emerging growth company and plans to adopt this standard for the annual period beginning January 1, 2026. ASU 2023-09 is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” introduces requirements for reporting significant expenses by segment, presenting and describing other segment-related items, identifying the entity’s chief operating decision maker (including their role), and explaining how that individual uses reported profit or loss measures to evaluate segment performance. Additionally, it requires certain segment disclosures, previously only needed on an annual basis, to be presented in interim periods. Under ASU 2023-07, these changes become effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted this guidance, and the related updated disclosures can be found in Note 15 – Business Segment Information.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. ASU 2024-03 is not expected to have a material impact on our consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. ASU 2025-01 is not expected to have a material impact on our consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The Company did not hold securities classified as trading or held-to-maturity at June 30, 2025 or December 31, 2024. The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. agencies	$526	$–	$(26)	$500
Commercial mortgage-backed securities	5,075	4	(229)	4,850
Residential mortgage-backed securities	345,909	–	(63,025)	282,884
U.S. states and political subdivisions	4,706	31	(163)	4,574
Total available-for-sale securities	$356,216	$35	$(63,443)	$292,808

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. agencies	$578	$–	$(40)	$538
Commercial mortgage-backed securities	3,161	–	(298)	2,863
Residential mortgage-backed securities	360,713	–	(72,252)	288,461
U.S. states and political subdivisions	4,703	57	(66)	4,694
Total available-for-sale securities	$369,155	$57	$(72,656)	$296,556

Net unrealized losses on available-for-sale investment securities totaling $45.2 million were recorded as accumulated other comprehensive income, net of tax of $18.2 million, within shareholders' equity at June 30, 2025. Net unrealized losses on available-for-sale investment securities totaling $51.3 million were recorded as accumulated other comprehensive income, net of tax of $21.3 million, within shareholders' equity at December 31, 2024.

There were no sales or calls of investment securities during the three and six months ended June 30, 2025 or June 30, 2024. Therefore, there were no realized gains or losses. There were no transfers between investment categories during the three and six months ended June 30, 2025 or June 30, 2024.

Investment securities with unrealized losses at June 30, 2025 and December 31, 2024 are summarized and classified according to the duration of the loss period as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. agencies	$–	$–	$500	$(26)	$500	$(26)
Commercial mortgage-backed securities	2,919	(38)	1,191	(191)	4,110	(229)
Residential mortgage-backed securities	2,479	(12)	280,405	(63,013)	282,884	(63,025)
U.S. states and political subdivisions	3,548	(163)	–	–	3,548	(163)
Total available-for-sale	$8,946	$(213)	$282,096	$(63,230)	$291,042	$(63,443)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. agencies	$–	$–	$538	$(40)	$538	$(40)
Commercial mortgage-backed securities	1,691	(54)	1,172	(244)	2,863	(298)
Residential mortgage-backed securities	2,460	(46)	286,001	(72,206)	288,461	(72,252)
U.S. states and political subdivisions	2,637	(66)	–	–	2,637	(66)
Total available-for-sale	$6,788	$(166)	$287,711	$(72,490)	$294,499	$(72,656)

At June 30, 2025, the Company held 26 securities available-for-sale which were in a loss position for greater than 12 months. Management believes the unrealized losses on the Company’s investment securities were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. As of June 30, 2025, the Company did not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. No credit impairment was recorded for those securities in an unrealized loss position for the three and six months ended June 30, 2025 or June 30, 2024, and there was no allowance for credit losses on securities available-for-sale recorded as of June 30, 2025 or December 31, 2024.

The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through 10 years	526	500
Due after 10 years	4,706	4,574
	5,232	5,074
Investment securities not due at a single maturity date: mortgage-backed securities	350,984	287,734
	$356,216	$292,808

Investment securities with fair values of $23.7 million and $15.5 million were pledged at June 30, 2025 and December 31, 2024, respectively, toward certain letters of credit. No investment securities were pledged to secure public deposits at June 30, 2025 or December 31, 2024.

NOTE 3 – LOANS

Outstanding loans are summarized below:

(In thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$854,970	$817,422
Construction	205,490	247,055
Residential real estate	31,470	27,422
Commercial real estate	818,330	773,259
Consumer	2,386	957
Total outstanding loans	1,912,646	1,866,115
Deferred loan origination fees, net	(928)	(1,173)
Allowance for credit losses on loans	(19,624)	(18,679)
Total loans, net of allowance for credit losses on loans	$1,892,094	$1,846,263

From time to time, the Bank pledges loans as collateral under a short-term borrowing arrangement through the Discount Window of the Federal Reserve Bank. The Bank has pledged a total of $963.9 million and $897.5 million of loans for borrowing capacity of $844.7 million and $786.5 million at June 30, 2025 and December 31, 2024, respectively. The Bank had no Federal Reserve Bank borrowings outstanding that were secured by loans as of June 30, 2025 and December 31, 2024.

The Bank has entered into an agreement providing for the pledging of loans for borrowing capacity with the Federal Home Loan Bank. The Bank pledged a total of $677.2 million of loans for remaining borrowing capacity of $431.9 million at June 30, 2025. The Bank pledged a total of $654.8 million of loans for remaining borrowing capacity of $391.2 million at December 31, 2024. The bank had $25.0 million and $70.0 million in FHLB borrowings outstanding at June 30, 2025 and December 31, 2024, respectively. See Note 7 – Subordinated Debt and Other Borrowing Arrangements.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES ON LOANS

Changes in the allowance for credit losses on loans during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Balance, beginning of period	$18,722	$19,342	$18,679	$19,131
Provision for credit losses on loans	891	3,068	891	3,279
Charge-offs	–	–	–	–
Recoveries	11	–	54	–
Balance, end of period	$19,624	$22,410	$19,624	$22,410

Accrued interest receivable related to loans totaled $7.2 million and $7.4 million at June 30, 2025, and December 31, 2024, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

Allocation of the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,
	2025
(In thousands)	Commercial and Industrial	Construction	Residential Real Estate	Commercial Real Estate	Consumer	Total
Balance, March 31, 2025	$10,989	$2,822	$367	$4,523	$21	$18,722
Provision for credit losses on loans (1)	1,058	(288)	(14)	131	4	891
Charge-offs	–	–	–	–	–	–
Recoveries	11	–	–	–	–	11
Balance, June 30, 2025	$12,058	$2,534	$353	$4,654	$25	$19,624

	2024
Balance, March 31, 2024	$9,833	$3,453	$136	$5,916	$4	$19,342
Provision for credit losses on loans (1)	2,756	(248)	8	549	3	3,068
Charge-offs	–	–	–	–	–	–
Recoveries	–	–	–	–	–	–
Balance, June 30, 2024	$12,589	$3,205	$144	$6,465	$7	$22,410

	For the Six Months Ended June 30,
	2025
(In thousands)	Commercial and Industrial	Construction	Residential Real Estate	Commercial Real Estate	Consumer	Total
Balance, December 31, 2024	$10,170	$3,005	$286	$5,207	$11	$18,679
Provision for credit losses on loans (1)	1,834	(471)	67	(553)	14	891
Charge-offs	–	–	–	–	–	–
Recoveries	54	–	–	–	–	54
Balance, June 30, 2025	$12,058	$2,534	$353	$4,654	$25	$19,624

	2024
Balance, December 31, 2023	$9,794	$3,156	$145	$6,035	$1	$19,131
Provision for credit losses on loans (1)	2,795	49	(1)	430	6	3,279
Charge-offs	–	–	–	–	–	–
Recoveries	–	–	–	–	–	–
Balance, June 30, 2024	$12,589	$3,205	$144	$6,465	$7	$22,410
		9,794	3,156	145	6,035	1

(1) Excludes provision for unfunded commitments of $34,000 and ($70,000) for the three months ended June 30, 2025 and 2024, respectively, and $34,000 and $38,000 for the six months ended June 30, 2025 and 2024, respectively.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2025 and December 31, 2024:

June 30, 2025
(In thousands)	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Total Nonaccrual Loans	Loans Past Due over 89 Days Still Accruing
Commercial and industrial	$104	$1,228	$1,332	$–
Construction	–	–	–	–
Residential Real Estate	–	–	–	–
Commercial Real Estate	–	–	–	–
Consumer	–	–	–	–
Total	$104	$1,228	$1,332	$–

December 31, 2024
(In thousands)	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Total Nonaccrual Loans	Loans Past Due over 89 Days Still Accruing
Commercial and industrial	$113	$1,234	$1,347	$–
Construction	–	–	–	–
Residential Real Estate	–	–	–	–
Commercial Real Estate	–	–	–	–
Consumer	–	–	–	–
Total	$113	$1,234	$1,347	$–

The following tables present the risk category and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated. Gross charge-offs are presented for the six months ended June 30, 2025 and the year ended December 31, 2024 in the tables below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2025
Commercial and industrial
Risk Rating
Pass	$103,400	$116,907	$61,101	$47,282	$34,990	$13,164	$448,463	$5,500	$830,807
Special Mention	–	–	4,296	3,689	–	–	8,992	–	16,977
Substandard	–	–	3,695	170	–	–	1,989	–	5,854
Substandard - Nonaccrual	–	–	–	–	–	104	–	–	104
Doubtful	–	–	1,228	–	–	–	–	–	1,228
Total	$103,400	$116,907	$70,320	$51,141	$34,990	$13,268	$459,444	$5,500	$854,970
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Construction
Risk Rating
Pass	$16,404	$65,563	$53,402	$28,705	$14,903	$7,713	$–	$–	$186,690
Special Mention	–	–	–	2,784	16,016	–	–	–	18,800
Total	$16,404	$65,563	$53,402	$31,489	$30,919	$7,713	$–	$–	$205,490
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Residential Real Estate
Risk Rating
Pass	$1,849	$1,630	$4,363	$672	$–	$2,758	$20,198	$–	$31,470
Total	$1,849	$1,630	$4,363	$672	$–	$2,758	$20,198	$–	$31,470
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Commercial Real Estate
Risk Rating
Pass	$106,634	$58,260	$159,492	$130,419	$133,379	$222,388	$7,758	$–	$818,330
Total	$106,634	$58,260	$159,492	$130,419	$133,379	$222,388	$7,758	$–	$818,330
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Consumer
Risk Rating
Pass	$–	$–	$–	$–	$–	$–	$2,386	$–	$2,386
Total	$–	$–	$–	$–	$–	$–	$2,386	$–	$2,386
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Total
Pass	$228,287	$242,360	$278,358	$207,078	$183,272	$246,023	$478,805	$5,500	$1,869,683
Special Mention	–	–	4,296	6,473	16,016	–	8,992	–	35,777
Substandard	–	–	3,695	170	–	–	1,989	–	5,854
Substandard - Nonaccrual	–	–	–	–	–	104	–	–	104
Doubtful	–	–	1,228	–	–	–	–	–	1,228
Total	$228,287	$242,360	$287,577	$213,721	$199,288	$246,127	$489,786	$5,500	$1,912,646

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial and industrial
Risk Rating
Pass	$131,267	$95,642	$66,474	$74,282	$13,715	$6,223	$413,781	$–	$801,384
Special Mention	–	5,524	4,031	318	69	–	1,950	–	11,892
Substandard	–	–	329	–	–	–	2,470	–	2,799
Substandard - Nonaccrual	–	–	–	–	–	113	–	–	113
Doubtful	–	1,234	–	–	–	–	–	–	1,234
Total	$131,267	$102,400	$70,834	$74,600	$13,784	$6,336	$418,201	$–	$817,422
Gross charge-offs	$4,361	$–	$–	$–	$–	$–	$–	$–	$4,361

Construction
Risk Rating
Pass	$60,400	$71,819	$49,680	$23,694	$3,971	$3,780	$6,632	$–	$219,976
Special Mention	–	–	3,060	24,019	–	–	–	–	27,079
Total	$60,400	$71,819	$52,740	$47,713	$3,971	$3,780	$6,632	$–	$247,055
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Residential Real Estate
Risk Rating
Pass	$1,070	$4,395	$677	$–	$1,970	$857	$18,453	$–	$27,422
Total	$1,070	$4,395	$677	$–	$1,970	$857	$18,453	$–	$27,422
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Commercial Real Estate
Risk Rating
Pass	$58,681	$163,333	$134,121	$143,578	$46,213	$203,190	$20,723	$–	$769,839
Special Mention	–	–	–	–	–	1,420	2,000	–	3,420
Total	$58,681	$163,333	$134,121	$143,578	$46,213	$204,610	$22,723	$–	$773,259
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Consumer
Risk Rating
Pass	$–	$–	$–	$–	$–	$–	$957	$–	$957
Total	$–	$–	$–	$–	$–	$–	$957	$–	$957
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Total
Pass	$251,418	$335,189	$250,952	$241,554	$65,869	$214,050	$460,546	$–	$1,819,578
Special Mention	–	5,524	7,091	24,337	69	1,420	3,950	–	42,391
Substandard	–	–	329	–	–	–	2,470	–	2,799
Substandard - Nonaccrual	–	–	–	–	–	113	–	–	113
Doubtful	–	1,234	–	–	–	–	–	–	1,234
Total	$251,418	$341,947	$258,372	$265,891	$65,938	$215,583	$466,966	$–	$1,866,115

The Company monitors loans by past due status. The following tables present the aging of past due loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(In thousands)	60-89 Days Past Due	Greater Than 89 Days and Still Accruing	Nonaccrual Loans	Total Past Due and Nonaccrual Loans	Current	Total
Commercial and industrial	$–	$–	$1,332	$1,332	$853,638	$854,970
Construction	–	–	–	–	205,490	205,490
Residential Real Estate	–	–	–	–	31,470	31,470
Commercial Real Estate	–	–	–	–	818,330	818,330
Consumer	–	–	–	–	2,386	2,386
Total	$–	$–	$1,332	$1,332	$1,911,314	$1,912,646

	December 31, 2024
(In thousands)	60-89 Days Past Due	Greater Than 89 Days and Still Accruing	Nonaccrual Loans	Total Past Due and Nonaccrual	Current	Total
Commercial and industrial	$–	$–	$1,347	$1,347	$816,075	$817,422
Construction	–	–	–	–	247,055	247,055
Residential Real Estate	–	–	–	–	27,422	27,422
Commercial Real Estate	–	–	–	–	773,259	773,259
Consumer	–	–	–	–	957	957
Total	$–	$–	$1,347	$1,347	$1,864,768	$1,866,115

Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral-dependent, are evaluated individually for purposes of determining an appropriate lifetime allowance for credit losses. Loans deemed collateral-dependent require evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The following table presents outstanding loan balances of collateral-dependent loans by portfolio segment as of June 30, 2025 and December 31, 2024:

Collateral Type
(In thousands)	Real Property	Business Assets	Accounts Receivable	Equipment	Total
June 30, 2025
Commercial and industrial	$104	$–	$–	$–	$104
Construction	–	–	–	–	–
Residential Real Estate	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–
Consumer	–	–	–	–	–
Total	$104	$–	$–	$–	$104

December 31, 2024
Commercial and industrial	$113	$–	$–	$–	$113
Construction	–	–	–	–	–
Residential Real Estate	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–
Consumer	–	–	–	–	–
Total	$113	$–	$–	$–	$113

The recorded investment in loans includes accrued interest receivable and loan origination fees, net. For purposes of this disclosure, the unpaid principal balance is not reduced for any related allowance for credit losses.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concessions on one loan.

The following tables present the amortized cost basis of loans at June 30, 2025 and June 30, 2024, that were both experiencing financial difficulty and were modified during the three and six months ended June 30, 2025 and 2024, by portfolio segment and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each segment of financing receivable is also presented below:

(In thousands)	Term Extension	Payment Delay and Term Extension	Interest Rate Reduction and Payment Delay	Interest Rate Reduction, Payment Delay and Term Extension	Principal Forgiveness, Interest Rate Reduction, Payment Delay and Term Extension	Total	% of Total Class
Three Months Ended June 30, 2025
Commercial and industrial	$–	$–	$–	$–	$–	$–	–%
Construction	4,509	–	–	–	–	4,509	2.19
Residential Real Estate	–	–	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–	–	–
Consumer	–	–	–	–	–	–	–
Total	$4,509	$–	$–	$–	$–	$4,509	0.24%

Six Months Ended June 30, 2025
Commercial and industrial	$2,295	$–	$–	$–	$–	$2,295	0.27%
Construction	28,276	–	–	–	–	28,276	13.76
Residential Real Estate	–	–	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–	–	–
Consumer	–	–	–	–	–	–	–
Total	$30,571	$–	$–	$–	$–	$30,571	1.60%

Three Months Ended June 30, 2024
Commercial and industrial	$–	$4,323	$–	$–	$–	$4,323	0.53%
Construction	2,478	–	–	–	–	2,478	1.02
Residential Real Estate	–	–	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–	–	–
Consumer	–	–	–	–	–	–	–
Total	$2,478	$4,323	$–	$–	$–	$6,801	0.38%

Six Months Ended June 30, 2024
Commercial and industrial	$16,352	$4,323	$–	$–	$–	$20,675	2.51%
Construction	11,242	–	–	–	–	11,242	4.64
Residential Real Estate	–	–	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–	–	–
Consumer	–	–	–	–	–	–	–
Total	$27,594	$4,323	$–	$–	$–	$31,917	1.77%

Commitments to lend additional funds to borrowers included in the previous tables totaled $0 and $1.5 million at June 30, 2025 and 2024, respectively. The Company monitors the performance of modified loans to assess the effectiveness of the modifications. There were no loans to borrowers experiencing financial difficulty, which had been modified in the prior 12 months, with a payment default during the six months ended June 30, 2025 and 2024.

NOTE 5 – LEASES

Lease Arrangements

The Company enters into leases in the normal course of business primarily for headquarters, back-office operations locations and business development offices. The Company’s leases have remaining terms ranging from 27 to 59 months, some of which include termination or renewal options to extend the lease for up to 5 years.

The Company leases its administrative offices in San Jose under a noncancellable operating lease. The lease expires in 2027 and has one five-year renewal option. The Company also leases office space for loan production offices in Redwood City, California and San Francisco, California. At the end of September 2021, the Company closed its Palo Alto branch office and the space has been subleased. In the first quarter of 2025, the Redwood City loan production office lease expired. The Company then executed a new Redwood City loan production office lease, in a new location, with a five-year term that expires in 2030. The San Francisco loan production office lease also expires in 2030.

Leases are classified as operating or finance leases at the lease commencement date. The Company does not currently have any significant finance leases in which it is the lessee. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank of San Francisco, adjusted for the lease term and other factors.

Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

(In thousands)
Balance Sheet Classification	June 30, 2025	December 31, 2024
Right-of-use assets:
Operating leases - Accrued interest receivable and other assets	$6,631	$6,933
Total right-of-use assets	$6,631	$6,933

Lease liabilities:
Operating leases - Accrued interest payable and other liabilities	$7,314	$7,686
Total lease liabilities	$7,314	$7,686

Lease Expense

Total lease cost was comprised solely of operating lease expense and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating lease cost	$586	$769	$1,356	$1,531
Total lease cost, net	$586	$769	$1,356	$1,531

Lease Obligations

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2025 are as follows: (in thousands)

June 30,	Leases
2026	$2,645
2027	2,723
2028	1,473
2029	851
2030	775
Thereafter	–
Total undiscounted lease payments	8,467
Less imputed interest	1,153
Net lease liabilities	$7,314

Supplemental Lease Information
	June 30, 2025	December 31, 2024
Operating lease weighted average remaining lease term (years)	3.54	3.87
Operating lease weighted average discount rate	2.55%	2.52%

NOTE 6 – DEPOSITS

The Company’s total deposits consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Interest-bearing checking	$1,087,621	$993,219
Savings	3,654	3,052
Money market	396,195	335,526
Time, $250,000 or more	38,052	51,009
Other time	8,718	23,459
Non-reciprocal brokered (1)	25,001	70,763
Total interest-bearing deposits	1,559,241	1,477,028
Noninterest-bearing deposits	443,540	414,327
Total deposits	$2,002,781	$1,891,355

(1) FDIC regulations impose a general cap on reciprocal deposits that may be exempt from brokered deposits classification equal to 20% of the Bank's total liabilities. As of June 30, 2025 and December 31, 2024, an additional $495.4 million and $470.0 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap, respectively.

Non-reciprocal brokered deposits are used to supplement the Company’s traditional deposit funding sources. At June 30, 2025 and December 31, 2024, they represented 1% and 4% of total deposits, respectively.

At June 30, 2025, scheduled maturities of time deposits were as follows:

(In thousands)
2025	$36,596
2026	8,991
2027	51
2028	–
2029 and after	1,132
Total time deposits	$46,770

Interest expense recognized on interest-bearing deposits for the three and six months ended June 30, 2025 and June 30, 2024, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Interest-bearing checking	$9,483	$8,032	$18,013	$15,471
Savings	10	12	19	25
Money market	3,084	2,586	5,946	4,843
Time, $250,000 or more	324	422	671	691
Other time	76	613	287	899
Non-reciprocal brokered	692	1,829	1,560	3,599
Total interest-bearing deposits	$13,669	$13,494	$26,496	$25,528

Overdrawn deposit accounts reclassified as loans were $486,000 and $70,000 as of June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, the Company had one deposit relationship that exceeded 5% of total deposits. At $100.9 million, it represented 5% of total deposits. At December 31, 2024, the Company had one deposit relationship that exceeded 5% of total deposits. At $97.0 million, it represented 5% of total deposits.

NOTE 7 – SUBORDINATED DEBT AND OTHER BORROWING ARRANGEMENTS

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of December 30, 2029 and bear interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The notes are redeemable after five years subject to certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the balance sheet the subordinated notes are carried net of debt issuance costs, and these were fully amortized as of December 31, 2024. The interest rate paid on the subordinated notes as of June 30, 2025 was 7.89%.

The Company had unsecured Federal Funds lines of credit with its correspondent banks totaling $200.0 million at June 30, 2025 and $175.0 million at December 31, 2024. There were borrowings outstanding of $120.0 million and $115.0 million as of June 30, 2025 and December 31, 2024, respectively. The interest rate paid on the borrowings outstanding was 4.45%-4.65% as of June 30, 2025 and 4.40%-4.65% as of December 31, 2024.

The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window. The Company currently has a detailed lien on certain loans to secure borrowings. The borrowing capacity under the agreement varies depending on the amount of loans pledged and totaled $844.7 million and $786.5 million as of June 30, 2025 and December 31, 2024, respectively. There were no borrowings outstanding under the agreement at June 30, 2025 or December 31, 2024.

As a member of the Federal Home Loan Bank of San Francisco, the Bank is eligible to use the FHLB’s facilities for short- and long-term borrowing. Borrowing capacity requires stock ownership in the FHLB and is based on pledged assets or a lien against certain loan categories. As of June 30, 2025, there were borrowings outstanding from the FHLB totaling $25.0 million with a floating rate of 4.64% and maturing on July 1, 2025. FHLB borrowings totaled $70.0 million with a floating rate of 4.78% as of December 31, 2024 with open maturity dates. The remaining borrowing capacity at June 30, 2025 and December 31, 2024, was $431.9 million and $391.2 million, respectively, under a detailed lien on loans.

NOTE 8 – SHAREHOLDERS' EQUITY

Dividends

The Company’s ability to pay cash dividends is dependent on dividends paid to it by the Bank, if any, and limited by Federal and California law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California General Corporation Law prohibits the Company from paying dividends on its common stock unless either: (i) the amount of retained earnings of the corporation immediately prior to the dividend equals or exceeds the sum of (A) the amount of the proposed dividend plus (B) the preferential preferred dividends in arrears amount, if any, or (ii) immediately after the dividend, the value of the corporation’s assets would equal or exceed the sum of its total liabilities plus the preferential rights amount, if any.

Dividends paid from the Bank to the Company are restricted under certain Federal laws and regulations governing banks. In addition, the California Financial Code restricts the total dividend payment of any bank in any one year to the lesser of (1) the bank’s retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period, without the prior approval of the California Department of Financial Protection and Innovation. At June 30, 2025, $63.3 million was free of such restrictions.

Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2025 and June 30, 2024 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income	$5,797	$3,466	$11,233	$8,712
Total weighted average shares outstanding - basic	7,534,264	7,426,949	7,511,285	7,406,794
Basic earnings per common share	$0.77	$0.47	$1.50	$1.18

Net income	$5,797	$3,466	$11,233	$8,712
Total weighted average shares outstanding - basic	7,534,264	7,426,949	7,511,285	7,406,794
Add: dilutive impact of restricted stock	152,121	151,664	173,691	158,271
Total weighted average shares outstanding - diluted	7,686,385	7,578,613	7,684,976	7,565,065
Diluted earnings per common share	$0.75	$0.46	$1.46	$1.15
Anti-dilutive awards (1)	–	–	3	–

(1) Represents the total number of shares related to restricted stock awards that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive. These awards were considered anti-dilutive because the assumed proceeds divided by the weighted average shares issuable were higher than the average price of the shares.

Stock Repurchase Program

The Company announced a stock repurchase program on November 25, 2020, then effective immediately, authorizing the repurchase of up to 5% or 307,780 shares of the Company's outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. There is no obligation on the part of the Company to repurchase any shares of its common stock. For the three and six months ended June 30, 2025 and June 30, 2024, no shares were repurchased.

Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of June 30, 2025 and December 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

To be categorized as well-capitalized, under the regulatory framework for prompt corrective actions, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

Actual and required capital amounts and ratios, exclusive of the capital conservation buffer, are presented below at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024

(In thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Avidbank Holdings, Inc.	$249,544	10.53%	$237,700	10.35%

Avidbank	$264,167	11.18%	$253,437	11.07%
Minimum requirement for "Well-Capitalized" institution	$113,101	5.00%	$114,510	5.00%
Minimum regulatory requirement	$90,481	4.00%	$91,608	4.00%

Common Equity Tier I
Avidbank Holdings, Inc.	$249,544	11.02%	$237,700	10.59%
Minimum regulatory requirement	$101,944	4.50%	$101,018	4.50%

Avidbank	$264,167	11.68%	$253,437	11.32%
Minimum requirement for "Well-Capitalized" institution	$147,031	6.50%	$145,515	6.50%
Minimum regulatory requirement	$101,791	4.50%	$100,741	4.50%

Tier 1 Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$249,544	11.02%	$237,700	10.59%
Minimum regulatory requirement	$135,925	6.00%	$134,690	6.00%

Avidbank	$264,167	11.68%	$253,437	11.32%
Minimum requirement for "Well-Capitalized" institution	$180,961	8.00%	$179,095	8.00%
Minimum regulatory requirement	$135,721	6.00%	$134,322	6.00%

Total Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$289,048	12.76%	$276,225	12.30%
Minimum regulatory requirement	$181,233	8.00%	$179,587	8.00%

Avidbank	$286,071	12.65%	$274,362	12.26%
Minimum requirement for "Well-Capitalized" institution	$226,202	10.00%	$223,869	10.00%
Minimum regulatory requirement	$180,961	8.00%	$179,095	8.00%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance-Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet client financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. We manage our liquidity position to make sure we have adequate liquidity and funding if there are significant draws on our unfunded commitments.

The Company has some commitments that are unconditionally cancellable at its discretion, and these amounts are not included in the totals below. The contractual amounts of financial instruments with off-balance sheet credit risk at year-end were as follows:

	June 30, 2025		December 31, 2024
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$42,339	$643,443	$39,225	$677,470
Standby letters of credit	1,674	16,000	2,190	15,853

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate, construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments to make loans are generally made for periods of 10 years or less. The fixed rate loan commitments have interest rates ranging from 2.00% to 15.00% and maturities ranging primarily from 1 year to 24 years.

Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a client to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to clients. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2025 and December 31, 2024. The Company recognizes these fees as revenue in other income over the term of the commitment or when the commitment is used.

Significant Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial and consumer loans primarily to clients in the California counties of San Mateo, San Francisco and Santa Clara. Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. Management believes the loans within this concentration have no more than the normal risk of collectability. However, a substantial decline in real estate values in the Company's primary market area could have an adverse impact on the collectability of these loans. Personal and business income represent the primary sources of repayment for a majority of these loans and management believes the risks presented by the concentration are further mitigated by diversification of property types within the Company's real estate portfolio and by conservative underwriting.

At June 30, 2025 and December 31, 2024, in management’s judgment, a concentration of loans existed in construction and commercial real estate related loans. At both June 30, 2025 and December 31 2024, approximately 54% of the Company's loans were construction and commercial real estate related, representing 11% and 43% of total outstanding loans, respectively, at June 30, 2025 and 13% and 41%, respectively, at December 31, 2024.

Contingencies

The Company and its subsidiary are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the Company is not currently involved in any legal proceedings that would have a material adverse effect on the financial statements.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including directors and officers. As of June 30, 2025 and December 31, 2024, there were no balances outstanding for related party loans and no additions or amounts repaid during the three and six months ended June 30, 2025 or during the year ended December 31, 2024. Undisbursed commitments to related parties totaled $5,000 as of both June 30, 2025 and December 31, 2024, respectively.

Deposits of certain officers, directors, and their associates totaled approximately $377,000 and $519,000 as of June 30, 2025 and December 31, 2024, respectively.

NOTE 11 – OTHER EXPENSES

Other expenses for the three and six months ended June 30, 2025 and June 30, 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Director's fees and expenses	$182	$191	$331	$386
Correspondent bank charges	114	166	284	326
Advertising and marketing	69	106	196	192
Travel and meals	132	109	239	179
Business software and subscriptions	260	239	545	514
Other	221	222	462	419
Total other expenses	$978	$1,033	$2,057	$2,016

NOTE 12 – FAIR VALUE

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at June 30, 2025 and December 31, 2024:

Cash and cash equivalents, Federal Funds Sold and interest-bearing deposits in other banks

The carrying amount of these instruments approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Securities available-for-sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of June 30, 2025 and December 31, 2024, all securities available for sale were Level 2.

Loans

The fair value of variable rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level 3 within the fair value hierarchy. Fair value for other loans is estimated using discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification in the fair value hierarchy. For collateral-dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above as of June 30, 2025 and December 31, 2024, follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors.

Deposits

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities. Deposits are classified as Level 2.

Subordinated debt and Short-term borrowings

Subordinated Debt: The carrying amount of the Company’s Subordinated Debentures are estimated using discounted cash flow analysis based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Short-term Borrowings: The carrying amount of other borrowings approximate their fair values resulting in a Level 1 classification. They generally mature within thirty days or have a variable interest rate.

The carrying amounts and estimated fair values of financial instruments at June 30, 2025 and December 31, 2024, are as follows:

		Fair Value Measurements at
	Carrying	June 30, 2025
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$2,800	$2,800	$–	$–	$2,800
Due from Federal Reserve Bank and interest-bearing deposits in banks	127,123	127,123	–	–	127,123
Securities available-for-sale	292,808	–	292,808	–	292,808
Loans, net	1,892,094	–	–	1,873,413	1,873,413

Financial liabilities:
Deposits	2,002,781	–	1,914,348	–	1,914,348
Subordinated debt	22,000	–	–	24,715	24,715
Short-term borrowings	145,000	145,000	–	–	145,000

		Fair Value Measurements at
	Carrying	December 31, 2024
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$8,662	$8,662	$–	$–	$8,662
Due from Federal Reserve Bank and interest-bearing deposits in banks	74,039	74,039	–	–	74,039
Securities available-for-sale	296,556	–	296,556	–	296,556
Loans, net	1,846,263	–	–	1,825,368	1,825,368

Financial liabilities:
Deposits	1,891,355	–	1,737,457	–	1,737,457
Subordinated debt	22,000	–	–	24,809	24,809
Short-term borrowings	185,000	185,000	–	–	185,000

Assets Recorded at Fair Value

The following tables present information about the company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2025 and December 31, 2024:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as follows:

	June 30, 2025
(In thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale
U.S. agency securities	$500	$–	$500	$–
Commercial mortgage-backed securities	4,850	–	4,850	–
Residential mortgage-backed securities	282,884	–	282,884	–
U.S. states and political subdivisions	4,574	–	4,574	–
Total securities available-for-sale	$292,808	$–	$292,808	$–

	December 31, 2024
(In thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale
U.S. agency securities	$538	$–	$538	$–
Commercial mortgage-backed securities	2,863	–	2,863	–
Residential mortgage-backed securities	288,461	–	288,461	–
U.S. states and political subdivisions	4,694	–	4,694	–
Total securities available-for-sale	$296,556	$–	$296,556	$–

Fair values for available-for-sale investment securities are based on quoted market prices for similar securities (Level 2). During the six months ended June 30, 2025 and 2024, there were no significant transfers in or out of Levels 1, 2 or 3.

Non-recurring Basis

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

A loan is considered to be collateral-dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At the time a loan is considered collateral-dependent, it is valued at fair value, less estimated costs to sell. Collateral-dependent loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. There were no changes in valuation techniques used during the six months ended June 30, 2025 and 2024.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value is compared with independent data sources such as recent market data or industry-wide statistics.

Collateral-dependent loans were measured at fair value and had a principal balance of $104,000 and no valuation allowance at June 30, 2025 and $113,000 with no valuation allowance at December 31, 2024.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

There were no active derivative contracts in place as of June 30, 2025 or December 31, 2024.

The Company receives equity warrants with net settlement terms in connection with extending loan commitments to certain of its clients. These warrants are obtained at the inception of a loan facility or the amendment of a loan facility. These warrants are not obtained in lieu of other fees, interest or payments. These warrants potentially provide an additional return, in addition to the traditional loan yield from interest and fees, in the event of a liquidity event of the borrowing company. The Company holds these equity warrants for future investment gains, rather than to hedge economic risks. In general, the equity warrants entitle the Company to buy a specific number of shares of the client’s stock at a specific price over a specific time period. The warrants may also include contingent provisions which provide for additional shares to be purchased at a specific price if defined future events occur, such as future rounds of equity financing by the client, or upon additional borrowings by the client. All of the Company’s equity warrants contain net share settlement provisions, which permit the client to deliver to the Company, upon the Company’s exercise of the warrant, the amount of shares with a current fair value equal to the net gain under the warrant agreement. Warrants held, which amounted to $972,000 and $663,000 at June 30, 2025 and December 31, 2024, respectively, are included in accrued interest receivable and other assets on the consolidated balance sheets.

NOTE 14 – REVENUE FROM CONTRACTS WITH CLIENTS

All of the Company’s revenue from contracts with clients in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service charges, fees and other income	$840	$658	$1,602	$1,275
Foreign exchange income	196	208	416	460
Bank owned life insurance income (1)	93	137	183	324
Other investment income (1)	(23)	59	24	214
Other income (1)(2)	432	36	484	108
Total noninterest income	$1,538	$1,098	$2,709	$2,381

(1) Not within the scope of ASC 606.

(2) The Other income category includes $86,000, $116,000, $16,000 and $39,000 of credit card revenue within the scope of ASC 606 for the three and six months ended June 30, 2025 and 2024, respectively.

Service charges and bank fees - Service charges on deposit accounts consist of account analysis fees, monthly service fees and other deposit account related fees. Account analysis and monthly service fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Other deposit account related fees are largely transaction based and therefore fees are recognized at the point in time when the Company has satisfied its performance obligation. The Company earns other service charges, commissions, and fees from its clients for transaction-based services. Such services include debit card, ATM, and other service charges. In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

Foreign exchange income – The Company earns foreign exchange fees from clients who complete a transaction in a foreign currency. The fees represent a percentage of the underlying transaction value and are assessed concurrently with the transaction processing service provided to the client. They are then recognized at the end of the month following the transaction processing service.

Gains/Losses on Sale of ORE – The Company records a gain from the sale of ORE when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of ORE to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the ORE asset is derecognized and the gain on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain on sale, the Company adjusts the transaction priced and related gain on sale if a significant financing component is present. There were no gains or losses on the sale of ORE during the three and six months ended June 30, 2025 or June 30, 2024.

NOTE 15 – BUSINESS SEGMENT INFORMATION

The Company is a bank holding company engaged in the business of commercial banking, which accounts for substantially all the revenues, operating income, and assets. Accordingly, all the Company’s operations are recorded in one segment, banking.

The Company has determined that all of its banking divisions meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Financial Officer, who has been identified as the chief operating decision maker (“CODM”).

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income.

Loans, investments and deposits provide the net revenues in the banking operation. Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation. All operations are domestic.

NOTE 16 – SUBSEQUENT EVENTS

On August 11, 2025, the Company completed the sale of 2,610,000 shares of common stock, no par value per share (“Common Stock”), at a public offering price of $23.00 per share in its initial public offering (“IPO”).

On August 13, 2025, the underwriters fully exercised their option to purchase an additional 391,500 shares of Common Stock in connection with the IPO, at the public offering price (the “Overallotment Option”). Following the full exercise of the Overallotment Option, the Company issued and sold an aggregate total of 3,001,500 shares of Common Stock in connection with the IPO, resulting in net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $62.0 million.

As disclosed in our Form S-1 (File No. 333-288743) filed with the SEC in connection with the IPO, proceeds from the IPO could be used to increase the capital of the Bank to support our organic growth strategies, including expanding our overall market share and our lending activities, strengthening our regulatory capital, optimizing our balance sheet by repositioning a substantial portion of our available-for-sale securities portfolio as well as repaying short-term borrowings and non-core funding, and for working capital and other general corporate purposes. During the third quarter of 2025, we received approximately $275 million in proceeds from securities sold as part of this repositioning of the available-for-sale securities portfolio at a pre-tax loss of approximately $62 million. Additionally, we paid off short-term borrowings with part of the proceeds received from the sale of these securities. The Company intends to reinvest a significant portion of the proceeds from the sale of securities into additional available-for-sale securities during the third and fourth quarters of 2025.

The Company evaluated subsequent events through the date its financial statements were issued, and there were no other subsequent events requiring accrual or disclosure through September 18, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations at and for the period ended June 30, 2025 and June 30, 2024, should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under sections entitled “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “strive,” “intend,” “plan” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

•uncertain market conditions and economic trends nationally, regionally and particularly in the Bay Area and California;

•economic conditions affecting the venture capital and private equity industries, including any decline in overall portfolio company investment, merger and acquisition activity and other liquidity events affecting venture and private equity fund and their portfolio companies;

•risks related to the concentration of our business in California, and specifically within the Bay Area, including risks associated with any downturn in the real estate sector;

•our inability to successfully reposition our available-for-sale securities portfolio utilizing the proceeds from our recent public offering;

•incurrence of losses in connection with the repositioning of our available-for-sale securities portfolio utilizing the proceeds from our recently completed public offering;

•the occurrence of significant natural disasters, including fires and earthquakes, and acts of war or terrorism;

•our ability to conduct our business could be disrupted by natural or man-made disasters, including the effects of pandemic viruses;

•changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•risks related to our strategic focus on lending to small to medium-sized businesses;

•the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and the value of loan collateral and securities;

•our ability to attract and retain executive officers and key employees and their client and community relationships;

•adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality and losses in our loan portfolio;

•the costs of and effects of legal and regulatory developments, including legal proceedings and lawsuits we are or may become subject to;

•the results of regulatory examinations or reviews and the effect of and our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to;

•our level of nonperforming assets and the costs associated with resolving problem loans;

•our ability to maintain adequate liquidity and to raise necessary capital to fund our growth strategy and operations or to meet increased minimum regulatory capital levels;

•the effects of increased competition from a wide variety of local, regional, national and other providers of financial services;

•technological changes and developments;

•negative trends in our market capitalization and adverse changes in the price of our common stock;

•risks associated with unauthorized access, cyber-crime and other threats to data security;

•the effects of any acquisitions or dispositions we may make or evaluate, and the costs associated with any potential or actual acquisition or disposition;

•our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including supervisory actions by federal and state banking agencies;

•the impact of recent and future legislative and regulatory changes, including changes in banking, accounting, securities and tax laws and regulations and their application by our regulators, and economic stimulus programs;

•governmental monetary and fiscal policies, including the policies of the Federal Reserve and policies related to tariffs;

•our ability to implement, maintain and improve effective internal controls;

•our use of the net proceeds from our recent public offering;

•our success at managing any of the risks involved in the foregoing items; and

•other factors that are discussed in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this report, including those discussed in the section entitled “Risk Factors.” New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.

Company Overview

Avidbank Holdings is a bank holding company headquartered in San Jose, California that operates through our wholly owned subsidiary, Avidbank (the “Bank”), a California state-chartered bank. Avidbank Holdings is registered under the Bank Holding Company Act of 1956, as amended. Avidbank Holdings was incorporated under the laws of the State of California in 2007 for the principal purpose of engaging in activities permitted for a bank holding company. As a bank holding company, Avidbank Holdings is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and the regulations thereunder. Avidbank Holdings owns 100% of the issued and outstanding common shares of the Bank.

We specialize in commercial and industrial lending, commercial real estate lending, real estate construction, venture lending, structured finance, asset-based lending, sponsor finance, and fund finance. In addition to providing products and services, the Bank emphasizes the establishment of long-standing relationships with its clients and regularly modifies the products and services it offers to meet the unique demands of its clients. Our mission is to collaborate with our clients to meet their individual and business banking needs. We aim to consistently deliver value that exceeds our clients’ expectations.

Key Factors Affecting Our Business

Interest Rates

Net interest income is the most significant contributor to our net income and is the difference between the interest and fees earned on interest-earning assets and the interest expense incurred in connection with interest-bearing liabilities. Net interest income is primarily a function of the average balances and yields of these interest-earning assets and interest-bearing liabilities. These factors are influenced by internal considerations such as product mix and risk appetite as well as external influences such as economic conditions, competition for loans and deposits and market interest rates.

The cost of our deposits and short-term borrowings is primarily based on short-term interest rates, which are largely driven by the Federal Reserve’s actions and market competition. The yields generated by our loans and securities are typically affected by short-term and long-term interest rates, which are driven by market competition and market rates often impacted by the Federal Reserve’s actions and economic conditions. The level of net interest income is influenced by movements in such interest rates and the pace at which such movements occur.

Noninterest Income

Noninterest income is also a contributor to our net income. Noninterest income consists primarily of service charges on deposit accounts, foreign exchange income, earnings on bank owned life insurance, our net gains on the sale of investment securities and other fee income including warrant and success fee income, and other miscellaneous fees.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment, data processing, professional fees, FDIC insurance assessment, legal and professional fees, and other expenses. In evaluating our level of noninterest expense, we closely monitor our efficiency ratio. The efficiency ratio is calculated by dividing noninterest expense by net interest income plus noninterest income. We continue to seek to identify ways to streamline our business and operate more efficiently.

Credit Quality

Our loan policies and underwriting practices have historically resulted in low levels of charge-offs and nonperforming assets. Based upon selective deal origination and strong portfolio management, we intend to maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control. Negative trends affecting our clients’ performance could adversely impact our financial condition.

Competition

The industry and businesses in which we operate are highly competitive. We may see increased competition through more aggressive interest rates, underwriting standards, product offerings and structure. While we seek to maintain an appropriate return on our investments, we anticipate that we will experience continued pressure on our net interest margins as we operate in this competitive environment.

Economic Conditions

Our business and financial performance are affected by economic conditions generally in the United States and more directly in the Bay Area and California where we primarily operate. The economic factors that are most relevant to our business and our financial performance include, but are not limited to, real estate values, interest rates, gross domestic product and unemployment rates.

Regulatory Trends

We operate in a highly regulated environment and nearly all of our operations are subject to extensive regulation and supervision. Regulators appointed by President Trump and his administration, Congress, the State of California and the Department of Financial Protection and Innovation (”DFPI”) may revise the laws and regulations applicable to us, may impose new laws and regulations, increase the level of scrutiny of our business in the supervisory process, and pursue additional enforcement actions against financial institutions. Future legislative and regulatory changes such as these may increase our costs and have an adverse effect on our business, financial condition and results of operations. The legislative and regulatory trends that will affect us in the future are impossible to predict with any certainty.

IPO and Repositioning of our Available-for-Sale Securities Portfolio

On August 11, 2025, the Company completed the sale of 2,610,000 shares of common stock, no par value per share, at a public offering price of $23.00 per share in its initial public offering (“IPO”). On August 13, 2025, the underwriters fully exercised their option to purchase an additional 391,500 shares of Common Stock in connection with the IPO, at the public offering price.

As disclosed in our Form S-1 (File No. 333-288743) filed with the SEC in connection with the IPO and Note 16 – Subsequent Events of the financial statements hereof, proceeds from the IPO could be used to increase the capital of the Bank to support our organic growth strategies, including expanding our overall market share and our lending activities, strengthening our regulatory capital, optimizing our balance sheet by repositioning a substantial portion of our available-for-sale securities portfolio as well as repaying short-term borrowings and non-core funding, and for working capital and other general corporate purposes. During the third quarter of 2025, we received approximately $275 million in proceeds from securities sold as part of this repositioning of the available-for-sale securities portfolio at a pre-tax loss of approximately $62 million. Additionally, we paid off short-term borrowings with part of the proceeds received from the sale of these securities. As a result of this repositioning, we will incur a net loss during the third quarter of 2025. We intend to reinvest a significant portion of the proceeds from the sale of securities into additional available-for-sale securities during the third and fourth quarters of 2025.

Results of Operations Highlights

Our net income for the three months ended June 30, 2025 was $5.8 million, or $0.75 per diluted share, an increase of $2.3 million, or 67%, compared to $3.5 million, or $0.46 per diluted share, for the same period in 2024. For the six months ended June 30, 2025, net income was $11.2 million, or $1.46 per diluted share, an increase of $2.5 million, or 29%, compared to $8.7 million, or $1.15 per diluted share, for the same period in 2024. The following provides highlights of our financial results for three and six months ended June 30, 2025:

•Book value per share was $25.80, an increase of $2.23, or 9%, from December 31, 2024.

•Net interest margin expanded to 3.60% in the second quarter of 2025, compared to 3.39% in the second quarter of 2024. For the six months ended June 30, 2025, net interest margin was 3.56% compared to 3.46% for the same period in 2024, and taxable equivalent net interest margin(2) was 3.56% compared to 3.47% for the same period in 2024.

•Return on average assets(1) improved to 1.00% compared to 0.62% in the second quarter of 2024. For the six months ended June 30, 2025, return on average assets was 0.98% compared to 0.78% for the same period in 2024.

•Average loans, net of deferred fees increased $73.8 million, or 4%, compared to the second quarter of 2024. For the six months ended June 30, 2025, average loans, net of deferred fees increased $88.0 million, or 5% from the same period in 2024.

•Average deposits increased $214.9 million, or 12%, from the second quarter of 2024. For the six months ended June 30, 2025, average deposits increased $188.3 million, or 11%, from the same period in 2024.

•Nonperforming assets to total assets totaled 0.06% as of June 30, 2025, unchanged from December 31, 2024.

Consolidated Financial Highlights

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
INCOME HIGHLIGHTS
Net income	$5,797	$3,466	$11,233	$8,712
PER SHARE DATA
Basic earnings per share	$0.77	$0.47	$1.50	$1.18
Diluted earnings per share	0.75	0.46	1.46	1.15
Book value per share	25.80	21.77	25.80	21.77
PERFORMANCE MEASURES
Return on average assets (1)	1.00%	0.62%	0.98%	0.78%
Return on average equity (1)	11.59%	8.35%	11.54%	10.50%
Net interest margin	3.60%	3.39%	3.56%	3.46%
Taxable equivalent net interest margin (2)	3.60%	3.39%	3.56%	3.47%
Efficiency ratio	57.77%	59.92%	60.10%	60.78%
Average loans to average deposits	95.69%	103.19%	97.08%	102.53%
CAPITAL
Tier 1 leverage ratio	10.53%	9.64%	10.53%	9.64%
Common equity tier 1 capital ratio	11.02%	10.08%	11.02%	10.08%
Tier 1 risk-based capital ratio	11.02%	10.08%	11.02%	10.08%
Total risk-based capital ratio	12.76%	12.17%	12.76%	12.17%
Tangible common equity ratio	8.55%	7.50%	8.55%	7.50%
SHARES OUTSTANDING
Number of common shares outstanding	7,923,946	7,876,082	7,923,946	7,876,082
Average common shares outstanding - basic	7,534,264	7,426,949	7,511,285	7,406,794
Average common shares outstanding - diluted	7,686,385	7,578,613	7,684,976	7,565,065
ASSET QUALITY
Total allowance for credit losses-loans and unfunded commitments	1.15%	1.36%	1.15%	1.36%
Nonperforming assets to total assets	0.06%	0.16%	0.06%	0.16%
Nonperforming loans to total loans	0.07%	0.20%	0.07%	0.20%
Net charge-offs to average loans (1)	0.00%	0.00%	-0.01%	0.00%
AVERAGE BALANCES
Loans, net of deferred loan fees	$1,887,263	$1,813,422	$1,873,068	$1,785,096
Investment securities	293,640	307,294	295,024	313,367
Total assets	2,322,264	2,265,583	2,306,188	2,244,180
Deposits	1,972,215	1,757,320	1,929,342	1,741,082
Shareholders' equity	200,608	166,874	196,273	166,890
(1) Annualized for each quarter presented.

(2) A non-GAAP performance measure. We provide detailed reconciliations in the table under the subsection titled "Explanation and Reconciliation of the Company’s Use of Non-GAAP Performance and Financial Measures".

Net Interest Income

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin (on a taxable equivalent basis, a non-GAAP measure) for the three months ended June 30, 2025 and 2024:

Distribution, Yield and Rate Analysis of Net Income

	Three Months Ended
	June 30, 2025			June 30, 2024
	Average		Yield/	Average		Yield/
(In thousands; taxable equivalent)	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
ASSETS
Interest-earning assets:
Loans, net of deferred fees (1)	$1,887,263	$32,967	7.01%	$1,813,422	$33,255	7.38%
Fed funds sold/interest-bearing deposits	73,552	793	4.32%	70,491	951	5.43%
Investment securities
Taxable investment securities	291,074	1,672	2.30%	305,492	1,778	2.34%
Non-taxable investment securities (2)	2,566	39	6.10%	1,802	28	6.25%
Total investment securities	293,640	1,711	2.34%	307,294	1,806	2.36%
FHLB stock	8,409	181	8.63%	8,409	193	9.23%
Total interest-earning assets	2,262,864	35,652	6.32%	2,199,616	36,205	6.62%

Noninterest-earning assets:
Cash and due from banks	10,120			12,188
All other assets (3)	49,280			53,779
TOTAL ASSETS	$2,322,264			$2,265,583

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand deposits	$1,038,372	$9,483	3.66%	$783,048	$8,031	4.12%
Money market and savings	398,438	3,094	3.11%	304,392	2,598	3.43%
Time deposits	47,398	400	3.38%	97,430	1,035	4.27%
Non-reciprocal brokered deposits	62,853	692	4.42%	135,952	1,830	5.41%
Total interest-bearing deposits	1,547,061	13,669	3.54%	1,320,822	13,494	4.11%

Short-term borrowings	108,374	1,242	4.60%	295,220	3,880	5.29%
Subordinated debt	22,000	443	8.08%	21,944	300	5.50%
Total interest-bearing liabilities	1,677,435	15,354	3.67%	1,637,986	17,674	4.34%

Noninterest-bearing liabilities:
Demand deposits	425,154			436,498
Accrued expenses and other liabilities	19,067			24,225
Shareholders' equity	200,608			166,874
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,322,264			$2,265,583

Net interest spread			2.65%			2.28%
Net interest income and margin (4)		$20,298	3.60%		$18,531	3.39%

Non-taxable equivalent net interest margin			3.60%			3.39%

Cost of deposits	$1,972,215	$13,669	2.78%	$1,757,320	$13,494	3.09%

(1) Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees / (costs) of $314,000 and $409,000, for the three months ended June 30, 2025 and June 30, 2024, respectively.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(3) Including negative balance on average allowance for credit losses on loans of $19.1 million and $19.8 million, respectively.
(4) Net interest margin is net interest income divided by total interest-earning assets.
(5) Annualized

Net interest income, the primary difference between interest earned on loans and investments and interest paid on deposits and borrowings, is the principal component of our earnings. Net interest income is affected by changes in the nature and volume of earning assets and interest-bearing liabilities held during the period, the rates earned on such assets and the rates paid on interest-bearing liabilities.

Net interest income for the three months ended June 30, 2025, was $20.3 million, an increase of $1.8 million, or 10%, compared to $18.5 million for the three months ended June 30, 2024. The increase in net interest income was primarily attributable to lower rates paid on deposits and short-term borrowings.

Average interest-earning assets for the three months ended June 30, 2025 increased $63.2 million compared to the same period in 2024, which included increases of $73.8 million in average total loans, partially offset by a $13.7 million decrease in average investment securities. Average interest-bearing liabilities increased $39.4 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a $226.2 million increase in average interest-bearing deposits, partially offset by decreases of $186.8 million in average short-term borrowings. Average noninterest-bearing deposits for the three months ended June 30, 2025, decreased to $425.2 million from $436.5 million for the same period in 2024.

Net interest margin for the three months ended June 30, 2025, was 3.60% compared to 3.39% for the same period in 2024. Taxable equivalent net interest margin for the three months ended June 30, 2025, was also 3.60% compared to 3.39% for the same period in 2024. The increase was primarily due to lower cost of deposits and lower rates on short-term borrowings. Partially offsetting these impacts to net interest margin was an increase in the rate for subordinated debt coupled with lower yields on loans and federal funds sold and interest-bearing deposits compared to the same period in 2024. As of December 30, 2024, the $22.0 million of subordinated debt repriced from a fixed rate of 5.00% to a quarterly floating rate of SOFR plus 359.5 basis points, or 7.91%.

The yield on total average loans of 7.01% for the three months ended June 30, 2025, declined 37 basis points compared to the same period in 2024, and the yield on interest-earning assets decreased to 6.32% for the three months ended June 30, 2025, compared to 6.62% for the same period in 2024. The average cost of total deposits decreased to 2.78% for the three months ended June 30, 2025, from 3.09% for the same period in 2024, and total funding costs, including all deposits, short-term borrowings and subordinated debt, decreased to 3.67% for the three months ended June 30, 2025, compared to 4.34% for the same period 2024.

The average rate paid for short-term borrowings for the three months ended June 30, 2025, was 4.60% compared to 5.29% for the same period in 2024. The short-term borrowings typically consist of overnight borrowings.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin (on a taxable equivalent basis, a non-GAAP measure) for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average		Yield/	Average		Yield/
(In thousands; except ratios)	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
ASSETS
Interest-earning assets:
Loans, net of deferred fees (1)	$1,873,068	$64,852	6.98%	$1,785,096	$65,083	7.33%
Fed funds sold/interest-bearing deposits	68,989	1,499	4.38%	64,941	1,770	5.48%
Investment securities
Taxable investment securities	292,398	3,391	2.34%	311,532	3,580	2.31%
Non-taxable investment securities (2)	2,626	77	5.91%	1,835	56	6.14%
Total investment securities	295,024	3,468	2.37%	313,367	3,636	2.33%
FHLB stock	8,409	366	8.78%	8,409	384	9.18%
Total interest-earning assets	2,245,490	70,185	6.30%	2,171,813	70,873	6.56%

Noninterest-earning assets:
Cash and due from banks	11,478			12,613
All other assets (3)	49,220			59,754
TOTAL ASSETS	$2,306,188			$2,244,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand deposits	$997,907	$18,013	3.64%	$764,981	$15,470	4.07%
Money market and savings	391,972	5,965	3.07%	303,992	4,868	3.22%
Time deposits	53,805	958	3.59%	77,107	1,590	4.15%
Non-reciprocal brokered deposits	70,154	1,560	4.48%	135,203	3,600	5.35%
Total interest-bearing deposits	1,513,838	26,496	3.53%	1,281,283	25,528	4.01%

Short-term borrowings	139,072	3,153	4.57%	288,643	7,322	5.10%
Subordinated debt	22,000	878	8.05%	21,931	601	5.51%
Total interest-bearing liabilities	1,674,910	30,527	3.68%	1,591,857	33,451	4.23%

Noninterest-bearing liabilities:
Demand deposits	415,504			459,799
Accrued expenses and other liabilities	19,501			25,634
Shareholders' equity	196,273			166,890
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,306,188			$2,244,180

Net interest spread			2.62%			2.33%
Net interest income and margin (4)		$39,658	3.56%		$37,422	3.47%

Non-taxable equivalent net interest margin			3.56%			3.46%

Cost of deposits	$1,929,342	$26,496	2.77%	$1,741,082	$25,528	2.95%

(1) Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees / (costs) of $810,000 and $864,000, for the six months ended June 30, 2025 and June 30, 2024, respectively.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(3) Including negative balance on average allowance for credit losses on loans of $18.9 million and $19.5 million, respectively.
(4) Net interest margin is net interest income divided by total interest-earning assets.
(5) Annualized

Net interest income for the six months ended June 30, 2025, was $39.6 million, an increase of $2.2 million, or 6%, compared to $37.4 million for the six months ended June 30, 2024. Net interest income on a taxable equivalent basis for the six months ended June 30, 2025, was $39.7 million, an increase of $2.2 million, or 6%, compared to $37.4 million for the six months ended June 30, 2024. The increase in net interest income was primarily attributable to lower rates paid on deposits and short-term borrowings.

Average interest-earning assets for the six months ended June 30, 2025 increased $73.7 million compared to the same period in 2024, which included increases of $88.0 million in average total loans, partially offset by a $18.3 million decrease in average investment securities. Average interest-bearing liabilities increased $83.1 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a $232.6 million increase in average interest-bearing deposits, partially offset by decreases of $149.6 million in average short-term borrowings. Average noninterest-bearing deposits for the six months ended June 30, 2025, decreased to $415.5 million from $459.8 million for the same period in 2024.

Net interest margin for the six months ended June 30, 2025, was 3.56% compared to 3.46% for the same period in 2024. Net interest margin on a taxable equivalent basis for the six months ended June 30, 2025, was 3.56% compared to 3.47% for the same period in 2024. The increase was primarily due to lower cost of deposits and lower rates on short-term borrowings. Partially offsetting these impacts to net interest margin was an increase in the rate for subordinated debt coupled with lower yields on loans and federal funds sold and interest-bearing deposits compared to the same period in 2024.

The yield on total average loans of 6.98% for the six months ended June 30, 2025, declined 35 basis points compared to the same period in 2024, and the yield on interest-earning assets decreased to 6.30% for the six months ended June 30, 2025, compared to 6.56% for the same period in 2024. The average cost of total deposits decreased to 2.77% for the six months ended June 30, 2025, from 2.95% for the same period in 2024, and total funding costs, including all deposits, short-term borrowings and subordinated debt, decreased to 3.68% for the six months ended June 30, 2025, compared to 4.23% for the same period 2024.

The average rate paid for short-term borrowings for the six months ended June 30, 2025, was 4.57% compared to 5.10% for the same period in 2024. The short-term borrowings typically consist of overnight borrowings. Total funding costs, including all deposits, short-term borrowings and subordinated debt, decreased to 3.68% for the six months ended June 30, 2025, compared to 4.23% for the same period in 2024.

The following table shows the effect of the interest differential of volume and rate changes for the three and six months ended June 30, 2025 compared to the same periods in 2024. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans, net of deferred fees	$1,290	$(1,578)	$(288)	$3,046	$(3,277)	$(231)
Fed funds sold/interest-bearing deposits	33	(191)	(158)	88	(359)	(271)
Investment securities	(80)	(15)	(95)	(216)	48	(168)
FHLB stock	–	(12)	(12)	–	(18)	(18)
Interest expense:
Deposits
Interest-bearing demand deposits	2,332	(880)	1,452	4,204	(1,661)	2,543
Money market and savings	730	(234)	496	1,339	(242)	1,097
Time deposits	(422)	(213)	(635)	(415)	(217)	(632)
Non-reciprocal brokered deposits	(805)	(333)	(1,138)	(1,446)	(594)	(2,040)
Short-term borrowings	(2,141)	(497)	(2,638)	(3,391)	(778)	(4,169)
Subordinated debt	1	142	143	3	274	277
Net interest income	$1,548	$219	$1,767	$2,624	$(388)	$2,236

Provision for Credit Losses

Management considers a number of factors in determining the required level of the allowance for credit losses and the provision required to achieve what is believed to be appropriate reserve level, including historical loss experience, loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations, economic forecasts, and market trends. The provision for credit losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses at a level that it considered adequate in relation to the estimated lifetime losses expected in the loan portfolio.

The provision for credit losses was $925,000 for the three and six months ended June 30, 2025, a decrease of $2.1 million, or 69%, compared to the three months ended June 30, 2024, and a decrease of $2.4 million, or 72%, compared to the six months ended June 30, 2024. The allowance for credit losses, which includes loans and unfunded commitments, as a percentage of outstanding loans was 1.15% and 1.36% at June 30, 2025 and 2024, respectively. See further discussion of the Provision for Credit Losses and Allowance for Credit Losses in “Financial Condition—Allowance for Credit Losses.”

Noninterest Income

Noninterest income increased by $440,000, or 40%, and $328,000, or 14%, respectively, for the three and six months ended June 30, 2025, compared to the same periods of 2024. The increase was primarily attributable to higher warrant and success fee income and service charges, fees and other, partially offset by decreases in other investment income.

The following table reflects the major components of the Company’s noninterest income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(In thousands)	2025	2024	Amount	Percent(1)	2025	2024	Amount	Percent(1)
Service charges, fees and other income	$840	$658	$182	28%	$1,602	$1,275	$327	26%
Foreign exchange income	196	208	(12)	(6)	416	460	(44)	(10)
Bank-owned life insurance income	93	137	(44)	(32)	183	324	(141)	(44)
Warrant and success fee income	273	–	273	NM	273	–	273	NM
Other investment income	(23)	59	(82)	NM	24	214	(190)	(89)
Other income	159	36	123	342	211	108	103	95
Total noninterest income	$1,538	$1,098	$440	40%	$2,709	$2,381	$328	14%

(1) NM – Comparisons from positive to negative values or to zero values are considered not meaningful.

Service charges and bank fees for the three and six months ended June 30, 2025, increased $182,000, or 28%, and $327,000, or 26%, respectively, from the same periods in 2024, primarily due to an increase in the number of client relationships.

During the three and six months ended June 30, 2025, foreign exchange income decreased $12,000, or 6%, and $44,000, or 10%, respectively, compared to the same periods in 2024 as a result of lower transaction commissions. Foreign exchange income represents commissions earned on foreign exchange transactions, net of related commissions charged by our correspondent bank partners.

Income from bank-owned life insurance for the three and six months ended June 30, 2025, decreased $44,000, or 32%, and $141,000, or 44%, respectively, compared to the same periods in 2024 due to the surrender of approximately $21 million in policies in the first quarter of 2024.

Warrant and success fee income totaled $273,000 for the three and six months ended June 30, 2025. Refer to Note 13 – Derivative Financial Instruments for additional discussion of warrants.

Other investment income for the three and six months ended June 30, 2025, decreased $82,000 and $190,000 compared to the same periods in 2024 primarily due to fair value marks on fund investments.

Noninterest Expense

During the three months ended June 30, 2025, noninterest expense increased by $851,000, or 7%, to $12.6 million compared to $11.8 million in the same period in 2024. The increase included higher salaries and benefits expense related to increased investment in personnel across the entire Bank as well as increases in legal and professional fees and data processing expense. Partially offsetting the increase in noninterest expense were decreases in occupancy and equipment expense and regulatory assessments.

During the six months ended June 30, 2025, noninterest expense increased by $1.3 million, or 5%, to $25.5 million compared to $24.2 million in the same period in 2024. The increase included higher salaries and benefits expense related to increased investment in personnel across the entire Bank as well as an increase in data processing expense. Partially offsetting the increase in noninterest expense was a decrease in occupancy and equipment expense.

The following table reflects the major components of the Company’s noninterest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(In thousands)	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries and employee benefits	$8,978	$7,980	$998	13%	$18,075	$16,774	$1,301	8%
Occupancy and equipment	759	1,039	(280)	(27)	1,755	2,067	(312)	(15)
Data processing	759	597	162	27	1,374	1,161	213	18
Regulatory assessments	420	568	(148)	(26)	964	1,014	(50)	(5)
Legal and professional fees	715	541	174	32	1,226	1,152	74	6
Director's fees and expenses	182	191	(9)	(5)	331	386	(55)	(14)
Correspondent bank charges	114	166	(52)	(31)	284	326	(42)	(13)
Advertising and marketing	69	106	(37)	(35)	196	192	4	2
Travel and meals	132	109	23	21	239	179	60	34
Business software and subscriptions	260	239	21	9	545	514	31	6
Other expense	221	222	(1)	–	462	419	43	10
Total noninterest expense	$12,609	$11,758	$851	7%	$25,451	$24,184	$1,267	5%

Salaries and employee benefits expense for the three and six months ended June 30, 2025, was $9.0 million, an increase of $998,000, or 13%, and $18.1 million, an increase of $1.3 million, or 8%, from the same periods in 2024. The increases were primarily due to increased investment in personnel across the entire Bank and severance expense of $222,000, partially offset by higher capitalized loan origination costs. Full time equivalent headcount totaled 149 at June 30, 2025 compared to 144 at June 30, 2024.

Occupancy and equipment expense totaled $759,000 and $1.8 million for the three and six months ended June 30, 2025, reflecting a decrease of $280,000, or 27%, and $312,000, or 15%, respectively, from the same periods in 2024 due to lower rent expense at one of our loan production offices.

Data processing expense was $759,000 and $1.4 million for the three and six months ended June 30, 2025, an increase of $162,000, or 27%, and $213,000, or 18%, respectively, compared to the same periods in 2024. The increase was due to higher transaction volume.

Legal and professional fees were $715,000 and $1.2 million for the three and six months ended June 30, 2025, an increase of $174,000, or 32%, and $74,000, or 6%, respectively, from 2024. The increase was driven by legal costs related to proxy matters and general corporate and securities matters.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

Income tax expense was $2.5 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 was 30.1% and 28.8%, respectively. For the six months ended June 30, 2025 and 2024, income tax expense was $4.7 million and $3.6 million, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 29.7% and 29.1%, respectively. The higher effective tax rate for 2025 reflected the impact of a change in the California law requiring financial institutions to apportion business income using a single sales factor instead of an equally weighted three-factor formula. As a result, the second quarter of 2025 included $153,000 in additional tax expense related to the writedown of deferred tax assets. This change is expected to result in a lower effective tax rate related to the state of California in future periods.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Performance and Financial Measures

This report contains certain non-GAAP (Generally Accepted Accounting Principles) financial measures in addition to results presented in accordance with GAAP. The table below provides reconciliations between GAAP and adjusted financial measures including fully taxable equivalent net interest income and fully taxable equivalent net interest margin. Management has presented these non-GAAP financial measures because we believe that these measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP.

However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose but may calculate them differently. You should understand how we and other companies each calculate their non-GAAP financial measures when making comparisons.

Management reviews yields on certain asset categories and the net interest margin of the Company on a fully taxable equivalent basis. The non-GAAP taxable equivalent net interest income and net interest margin adjustments facilitate performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's 21% Federal statutory rate.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Non-GAAP taxable equivalent net interest income reconciliation
Net interest income - GAAP	$20,290	$18,526	$39,642	$37,410
Taxable equivalent adjustment	8	5	16	12
Net interest income - taxable equivalent (non-GAAP)	$20,298	$18,531	$39,658	$37,422

Non-GAAP taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.60%	3.39%	3.56%	3.46%
Impact of taxable equivalent adjustment	–	–	–	0.01
Net interest margin - taxable equivalent (non-GAAP)	3.60%	3.39%	3.56%	3.47%

Financial Condition

Total assets of the Company were $2.39 billion at June 30, 2025 and $2.30 billion at December 31, 2024. Cash and cash equivalents and loans increased compared to December 31, 2024, and were partially offset by decreases in the securities portfolio and other assets.

Loans

As of June 30, 2025, gross loans totaled $1.91 billion compared to $1.87 billion at December 31, 2024. The increase from December 31, 2024, was primarily due to the increase in commercial and industrial loans and commercial real estate loans, partially offset by a decrease in construction loans. The loan portfolio was comprised of approximately 45% and 44% of commercial and industrial loans at June 30, 2025 and December 31, 2024, respectively. Commercial real estate loans comprised 43% of our loans at June 30, 2025 compared to 41% at December 31, 2024. The loan portfolio information presented in this section should be read in conjunction with Note 3 — Loans and Note 4 — Allowance for Credit Losses on Loans of the consolidated financial statements.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution of each major loan type as of the dates indicated:

	June 30, 2025		December 31, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$854,970	45%	$817,422	44%
Construction	205,490	11%	247,055	13%
Residential real estate	31,470	1%	27,422	2%
Commercial real estate	818,330	43%	773,259	41%
Consumer	2,386	0%	957	0%
Total outstanding loans, gross	1,912,646		1,866,115
Deferred loan origination fees, net	(928)		(1,173)
Allowance for credit losses on loans	(19,624)		(18,679)
Total loans, net of allowance for credit losses on loans	$1,892,094		$1,846,263

The following tables show the maturity distribution for total loans outstanding as of June 30, 2025 and December 31, 2024:

	Contractual Loan Maturities at June 30, 2025

		After One	After Five
		Year	Years	After
	One Year	Through	Through	Fifteen
(In thousands)	or Less	Five Years	Fifteen Years	Years	Total
Commercial and industrial	$201,340	$499,122	$154,508	$–	$854,970
Construction	172,656	32,834	–	–	205,490
Residential real estate	2,629	16,741	12,100	–	31,470
Commercial real estate	64,474	217,552	536,304	–	818,330
Consumer	2,381	–	–	5	2,386
Total loans, gross	$443,480	$766,249	$702,912	$5	$1,912,646

	Contractual Loan Maturities at December 31, 2024

		After One	After Five
		Year	Years	After
	One Year	Through	Through	Fifteen
(In thousands)	or Less	Five Years	Fifteen Years	Years	Total
Commercial and industrial	$245,655	$464,545	$107,222	$–	$817,422
Construction	203,904	43,151	–	–	247,055
Residential real estate	438	15,049	11,935	–	27,422
Commercial real estate	65,758	206,018	501,483	–	773,259
Consumer	61	887	–	9	957
Total loans, gross	$515,816	$729,650	$620,640	$9	$1,866,115

The principal balances of loans are indicated by both fixed and variable rate categories as of June 30, 2025 and December 31, 2024 in the tables below:

	June 30, 2025
	Fixed	Adjustable	Floating
(In thousands)	Interest Rates	Interest Rates	Interest Rates	Total
Commercial and industrial	$119,689	$80	$735,201	$854,970
Construction	36,188	–	169,302	205,490
Residential real estate	2,214	7,427	21,829	31,470
Commercial real estate	332,296	467,954	18,080	818,330
Consumer	1,900	–	486	2,386
Total loans, gross	$492,287	$475,461	$944,898	$1,912,646

	December 31, 2024
	Fixed	Adjustable	Floating
(In thousands)	Interest Rates	Interest Rates	Interest Rates	Total
Commercial and industrial	$154,766	$82	$662,574	$817,422
Construction	42,063	–	204,992	247,055
Residential real estate	2,247	5,653	19,522	27,422
Commercial real estate	315,677	423,221	34,361	773,259
Consumer	957	–	–	957
Total loans, gross	$515,710	$428,956	$921,449	$1,866,115

Commercial and industrial loans consist of financing for commercial purposes in various lines of businesses, including manufacturing, service industry and professional service areas. Commercial and industrial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guarantee of the business owners. Our Venture Lending Division provides banking services to emerging growth technology companies that have received an infusion of equity capital from institutional investors such as venture capital and private equity firms. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Asset Based Lending creates lending solutions that are designed to provide capital against assets such as accounts receivable and inventory. Sponsor Finance loans are backed by well-known institutional funds/sponsors that have stepped up in distressed scenarios to provide follow on capital and right size bank debt.

The following table presents the various product types of commercial and industrial loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans
Venture	$285,675	15%	$298,562	16%
Asset-based lending (ABL)	124,530	7%	89,601	5%
Sponsor finance	256,940	13%	253,689	14%
Invoice financing	31,512	2%	34,780	2%
Other C&I	156,313	8%	140,790	7%
Total commercial and industrial loans, gross	$854,970	45%	$817,422	44%

As of June 30, 2025 and December 31, 2024, we had $818.3 million and $773.3 million, respectively, in commercial real estate loans representing 43% and 41% respectively, of our total loans. Our commercial real estate loans consist of commercial, multifamily and mixed-use property loans for investors and owner-users. Our commercial real estate loans are typically secured by multifamily, hotel/motel, retail, industrial, warehouse or other commercial properties. At June 30, 2025 and December 31, 2024, 21% and 22%, respectively, of our commercial real estate loans were for non-owner occupied purposes. All commercial real estate loans were collateralized by properties in California as of June 30, 2025 and December 31, 2024.

The following table presents the components of commercial real estate loans as of the dates indicated:

	June 30, 2025		December 31, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans
Office	$148,955	8%	$151,693	8%
Hotel/motel	79,009	4%	80,037	4%
Retail	87,452	4%	74,296	4%
Industrial	62,702	3%	58,747	3%
Warehouse	16,716	1%	15,585	1%
Other	13,704	1%	34,233	1%
Total non-owner occupied	$408,538	21%	$414,591	21%
Owner-occupied	168,393	9%	142,650	8%
Multi-family	241,399	13%	216,018	12%
Total commercial real estate, gross	$818,330	43%	$773,259	41%

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at June 30, 2025 or December 31, 2024. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Additionally, assets that have been restructured due to the borrower’s financial difficulties may also be classified as nonperforming if the restructuring does not restore the asset to a performing status.

The following table presents information regarding the Company’s nonperforming assets at the dates indicated:

	June 30,	December 31,
(In thousands)	2025	2024
Nonaccrual loans
Commercial and industrial	$1,332	$1,347
Construction	–	–
Residential real estate	–	–
Commercial real estate	–	–
Consumer	–	–
Loans over 90 days past due and still accruing	–	–
Total nonperforming loans	1,332	1,347
Other real estate owned	–	–
Total nonperforming assets	$1,332	$1,347

Nonperforming assets to total assets	0.06%	0.06%
Nonperforming loans to total loans	0.07%	0.07%

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents an amount that is intended to absorb the lifetime expected credit losses that may be sustained on outstanding loans at the balance sheet date. Additional information regarding the ACL evaluation can be found in Note 4 — Allowance for Credit Losses on Loans to our consolidated financial statements for the three and six months ended June 30, 2025 and 2024.

The estimate for expected credit losses is based on an evaluation of the various factors, including, but not limited to, size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience as related to credit contractual term information. The ACL is generally measured on a collective (pool) basis when similar risk characteristics exist and is typically recorded upon the initial recognition of a financial asset.

The ACL may be adjusted by charge-offs, net of recoveries of previous losses, and may be increased or decreased by a provision for or recapture of credit losses, which is recorded in the consolidated statements of income. Management estimates the allowance balance using various information sources, both internal and external, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience typically provides a basis for the estimation of expected credit losses. Adjustments to historical loss information may be made for differences in current loan-specific risk characteristics and changes in environmental conditions. Expected credit losses are typically estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term generally excludes expected extensions, renewals, and modifications.

For loans that do not share risk characteristics with a pool of other loans, expected credit losses are measured on an individual loan basis. Management individually evaluates the expected credit loss for certain loans, such as those that are collateral-dependent, or are identified as having risk characteristics dissimilar to those of the established loan pools.

For loans considered collateral-dependent, the Company has adopted a practical expedient to the ACL, which allows recording an ACL based on the fair value of the collateral rather than by estimating expected losses over the life of the loan.

While the ACL on loans follows these guidelines, and management believes the allowance is appropriate based on current information, the judgmental nature of the calculation could lead to fluctuations due to ongoing evaluations of the loan portfolio. These evaluations may be influenced by economic conditions in our local area, changes in asset quality, or loan portfolio growth, among other factors which could potentially require additional provisions for the allowance for credit losses.

The quality of the loan portfolio and the adequacy of the allowance are subject to review by our internal and external auditors as well as our regulators.

Potential Problem Loans

We assign a risk rating to all loans, and periodically perform detailed reviews of any such loans exhibiting variances in expected payment and/or financial performance to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by us and by our regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. We individually rate loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, LTV (loan-to-value) ratios, collateral, collection experience, and other internal metrics. The risk ratings can be grouped into six major categories, defined as follows:

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention – A special mention loan has potential weaknesses deserving management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special Mention loans are not adversely classified, and we believe they do not expose us to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is not adequately protected by the current net worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses jeopardizing the liquidation of the loan. Well-defined weaknesses include the potential for: lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Substandard - Nonaccrual – These loans are typically on nonaccrual and have many of the same weaknesses as substandard loans.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table provides information on the activity within the allowance for credit losses on loans as of and for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Allowance for credit losses on loans at the beginning of period	$18,722	$19,342	$18,679	$19,131
Provision for credit losses on loans	891	3,068	891	3,279
Charge-offs
Commercial and industrial	–	–	–	–
Construction	–	–	–	–
Residential real estate	–	–	–	–
Commercial real estate	–	–	–	–
Consumer	–	–	–	–
Total charge-offs	–	–	–	–
Recoveries
Commercial and industrial	11	–	54	–
Construction	–	–	–	–
Residential real estate	–	–	–	–
Commercial real estate	–	–	–	–
Consumer	–	–	–	–
Total recoveries	11	–	54	–
Net charge-offs	11	–	54	–
Allowance for credit losses on loans at the end of period	$19,624	$22,410	$19,624	$22,410

Average loans, net of deferred fees	1,887,263	1,813,422	1,873,068	1,785,096
Loans at the end of period, net of deferred fees	1,911,718	1,806,607	1,911,718	1,806,607
Net charge-offs to average loans (1)	0.00%	0.00%	-0.01%	0.00%
Allowance for credit losses on loans to total loans	1.03%	1.24%	1.03%	1.24%
Allowance for credit losses on loans to nonperforming loans	1473.27%	607.98%	1473.27%	607.98%
Nonperforming loans to total loans	0.07%	0.20%	0.07%	0.20%
(1) Charge-off ratios are annualized for the quarterly presentation.

Provision for credit losses on loans was $891,000 for both the three and six months ended June 30, 2025, due to higher loan balances offset by a decrease in qualitative adjustments to reflect improved economic outlook. For the three and six months ended June 30, 2024, our provision for credit losses on loans of $3.1 million and $3.3 million, respectively, was primarily attributable to growth in the loan portfolio and an impaired venture lending relationship that was ultimately charged off in the fourth quarter of 2024. The following table presents the allocation of the allowance for credit losses as of the dates indicated:

	June 30, 2025		December 31, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$12,058	0.63%	$10,170	0.54%
Construction	2,534	0.13	3,005	0.16
Residential real estate	353	0.02	286	0.02
Commercial real estate	4,654	0.25	5,207	0.28
Consumer	25	0.00	11	0.00
Total	$19,624	1.03%	$18,679	1.00%

The allocations of the allowance between loan segments did not vary significantly during the periods presented.

Investment Securities

Investment securities available-for-sale totaled $292.8 million at June 30, 2025, compared to $296.6 million at December 31, 2024. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. At June 30, 2025, investment securities available-for-sale had a net unrealized loss of $63.4 million compared to a net unrealized loss of $72.6 million at December 31, 2024. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuates. Management evaluated all available-for-sale securities in an unrealized loss position at June 30, 2025 and December 31, 2024, and concluded no impairment existed at the balance sheet dates.

Our investments provide a source of liquidity as they can be pledged to support borrowed funds or can be liquidated to generate cash proceeds. The investment portfolio is also a resource to us in managing interest rate risk, as the maturity and interest rate characteristics of this asset class can be changed to match changes in the loan and deposit portfolios. We consider AFS security interest rate sensitivity as part of total interest rate risk management. For further discussion, see sub-section entitled “— Interest Rate Sensitivity and Market Risk.” The majority of our available-for-sale investment portfolio is comprised of mortgage-backed securities (MBSs) that are either issued or guaranteed by U.S. government agencies or government-sponsored enterprises (GSEs).

The following table reflects the amortized cost and fair market values for the total portfolio of investments in our securities portfolio June 30, 2025 and December 31, 2024. As of the dates indicated, none of our investment securities were classified as held-to-maturity.

	June 30, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. agencies	$526	$500	$578	$538
Commercial mortgage-backed securities	5,075	4,850	3,161	2,863
Residential mortgage-backed securities	345,909	282,884	360,713	288,461
U.S. states and political subdivisions	4,706	4,574	4,703	4,694
Total available-for-sale securities	$356,216	$292,808	$369,155	$296,556

As of June 30, 2025, the average life of the Bank’s securities was 7.6 years, and the effective duration was 6.6 years, compared to an average life of 7.9 years and effective duration of 6.2 years as of December 31, 2024.

The following table presents the amortized cost of securities by contractual maturity of investment securities and weighted-average yields. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 21% federal income tax rate. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	June 30, 2025
	Due after one year through five years		Due after five years through ten years		Due after ten years		Total
	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA
(In thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
U.S. agencies	$–	–%	$526	2.34%	$–	–%	$526	2.34%
Commercial mortgage-backed securities	1,012	3.73	–	–	4,063	4.08	5,075	4.01
Residential mortgage-backed securities	–	–	–	–	345,909	1.86	345,909	1.86
U.S. states and political subdivisions	–	–	–	–	4,706	5.54	4,706	5.54
Total	$1,012	3.73%	$526	2.34%	$354,678	1.93%	$356,216	1.94%

(1) Weighted average yields are computed based on the amortized cost of the individual underlying securities.

	December 31, 2024
	Due after one year through five years		Due after five years through ten years		Due after ten years		Total
	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA
(In thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
U.S. agencies	$–	–%	$578	2.32%	$–	–%	$578	2.32%
Commercial mortgage-backed securities	1,014	3.73	–	–	2,147	2.86	3,161	3.14
Residential mortgage-backed securities	–	–	–	–	360,713	1.87	360,713	1.87
U.S. states and political subdivisions	–	–	–	–	4,703	5.70	4,703	5.70
Total	$1,014	3.73%	$578	2.32%	$367,563	1.92%	$369,155	1.93%

(1) Weighted average yields are computed based on the amortized cost of the individual underlying securities.

Deposits

Our deposits are generated through our bankers’ commercial banking relationships. Many of our business clients maintain liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

We participate in a reciprocal deposits network to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee equal to our reciprocal deposits balances multiplied by an annualized rate. The reciprocal deposit placement fee represents an additional cost that is not incurred with traditional deposit accounts and is factored into our overall cost of deposits. Our participation in the reciprocal deposit network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the network in the future. In particular, under FDIC regulations, qualifying reciprocal deposits which do not exceed 20% of the liabilities of the Bank may be excluded from being classified as brokered deposits. As of June 30, 2025 and December 31, 2024, our total reciprocal interest-bearing checking deposits totaled $928.6 million and $889.2 million, respectively. As a result, as of June 30, 2025 and December 31, 2024, an additional $495.4 million and $470.0 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general 20% cap.

At both June 30, 2025 and December 31, 2024, approximately 22%, of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at June 30, 2025 and December 31, 2024, were held in interest-bearing checking, savings and money market accounts, time and non-reciprocal brokered deposits. Approximately 74% and 71% of total deposits were held in interest-bearing checking, money market and savings deposit accounts at June 30, 2025 and December 31, 2024, respectively, which provide our clients with interest and liquidity. Time and non-reciprocal brokered deposits comprised the remaining 4% and 7% of our deposits at June 30, 2025 and December 31, 2024, respectively.

Information concerning average balances and rates paid on deposits by deposit type for the past two fiscal years is contained in the Distribution, Yield and Rate Analysis of Net Income table located in the previous section entitled “Results of Operations—Net Interest Income.” The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated:

	June 30, 2025
(In thousands)	Balance	% of Total
Non-interest bearing demand	$443,540	22%
Interest-bearing checking	1,087,621	54%
Money market and savings	399,849	20%
Time	46,770	3%
Non-reciprocal brokered (1)	25,001	1%
Total deposits	$2,002,781	100%

	December 31, 2024
(In thousands)	Balance	% of Total
Non-interest bearing demand	$414,327	22%
Interest-bearing checking	993,219	53%
Money market and savings	338,578	18%
Time	74,468	3%
Non-reciprocal brokered (1)	70,763	4%
Total deposits	$1,891,355	100%

(1) FDIC regulations impose a general cap on reciprocal deposits that may be exempt from brokered deposits classification equal to 20% of the Bank ’s total liabilities. As of June 30, 2025 and December 31, 2024, an additional $495.4 million and $470.0 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap, respectively.

FDIC deposit insurance covers $250,000 per depositor (subject to the rules and regulations of the FDIC), per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $725.9 million and $632.6 million as of June 30, 2025 and December 31, 2024, respectively, representing approximately 36% and 33% of our total deposit portfolio as of June 30, 2025 and December 31, 2024, respectively.

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater as of June 30, 2025 and December 31, 2024:

	June 30, 2025
		Greater Than
	Less than	(or Equal To)
(In thousands)	$250,000	$250,000	Total
Remaining maturity:
Three months or less	$4,711	$9,816	$14,527
Over three through six months	3,528	18,541	22,069
Over six through twelve months	428	8,563	8,991
Over twelve months	51	1,132	1,183
	$8,718	$38,052	$46,770

	December 31, 2024
		Greater Than
	Less than	(or Equal To)
(In thousands)	$250,000	$250,000	Total
Remaining maturity:
Three months or less	$8,193	$24,718	$32,911
Over three through six months	14,071	14,109	28,180
Over six through twelve months	1,144	11,066	12,210
Over twelve months	51	1,116	1,167
	$23,459	$51,009	$74,468

Borrowings

The Bank has several supplementary funding sources, including a secured line of credit with the Federal Home Loan Bank of San Francisco (“FHLB”) and various available secured and unsecured lines of credit with correspondent banks.

As of June 30, 2025, total deposits increased $111.4 million compared to December 31, 2024. The Bank further reduced wholesale funding to 7% of total assets at June 30, 2025, compared to 11% as of December 31, 2024.

The following table summarizes our borrowings as of the periods indicated:

(In thousands)	June 30, 2025	December 31, 2024
Federal funds lines of credit	$120,000	$115,000
Federal Home Loan Bank advances	25,000	70,000
Subordinated notes, net	22,000	22,000
Total	$167,000	$207,000

Other Short-Term Borrowings

The Company had unsecured Federal Funds lines of credit from correspondent banks totaling $200.0 million at June 30, 2025 and $175.0 million at December 31, 2024, with an outstanding balance of $120.0 million and $115.0 million, respectively. The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window with a borrowing capacity of $844.7 million and $786.5 million as of June 30, 2025 and December 31, 2024, respectively. There were no borrowings outstanding under this arrangement at June 30, 2025 and December 31, 2024.

Federal Home Loan Bank Advances

The Bank has a secured line of credit with the FHLB, which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged multifamily and commercial real estate loans within the Bank’s loan portfolio to establish credit availability. As of June 30, 2025 and December 31, 2024, the secured line of credit had an outstanding balance of $25.0 million and $70.0 million and $431.9 million and $391.2 million in remaining borrowing capacity, respectively.

Long-Term Debt

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of December 30, 2029 and bear interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The interest rate as of June 30, 2025 was 7.89%. The notes are currently redeemable, subject to certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the balance sheet the subordinated notes are carried net of debt issuance costs, and these were fully amortized as of December 31, 2024.

Liquidity and Capital Resources

Liquidity Management

Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. For regulatory reporting purposes, the liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of June 30, 2025 and December 31, 2024, our reported liquidity ratios were 18.2% and 17.2%, respectively.

We maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. As of June 30, 2025, we had remaining borrowing capacity totaling $431.9 million and $844.7 million with the FHLB and Federal Reserve, respectively. The Bank maintains unsecured lines of credit with seven correspondent banks that provide combined availability of $200.0 million and $175.0 million at June 30, 2025 and December 31, 2024. There were outstanding balances on these unsecured lines of credit of $120.0 million and $115.0 million as of June 30, 2025 and December 31, 2024, respectively.

In addition to these sources of liquidity, we also utilize the ICS® network for One-Way Buy® deposits. One-Way Buy® deposits involve receiving deposits from other banks’ clients through the ICS® network. This mechanism can provide an additional source of liquidity by allowing us to increase our deposits without reciprocating. At June 30, 2025 and December 31, 2024, One-Way Buy® deposits totaled $3.0 million and $20.0 million, respectively.

As an intermediate source of liquidity, we may sell AFS securities or allow AFS securities to mature without reinvestment in the securities portfolio. As of June 30, 2025 and December 31, 2024, our AFS securities portfolio had a fair value of $292.8 million and $296.6 million, respectively, and an amortized cost of $356.2 million and $369.2 million, respectively, including zero bonds maturing within five years. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell including the marketability of the bonds, current prices and estimated losses.

Liquidity Risk Management

Liquidity risk refers to the potential that the Bank’s financial condition or overall safety and soundness could be adversely affected by a real or perceived inability to meet contractual obligations. This risk category includes potential challenges in managing unplanned decreases or changes in funding sources. Liquidity risk management involves efforts to identify, measure, monitor and control liquidity events.

The Bank’s Asset/Liability Committee (ALCO) of the Board typically reviews the current liquidity position and projected liquidity scenarios, including stressed scenarios, at its quarterly meetings. The ALCO seeks to ensure that measurement systems are designed to identify and quantify the Bank’s liquidity exposure, and that reporting systems and practices are intended to communicate relevant information about the level and sources of that exposure. Management is responsible for implementing board-approved policies, strategies, and procedures, and for monitoring liquidity on both a daily and long-term basis.

Capital Resources

Capital adequacy is generally considered an important indicator of financial stability and performance. Our objectives include maintaining capitalization at levels that we believe are sufficient to support asset growth and to promote confidence among our depositors, investors, and regulators. We recognize that robust capital management practices are integral to addressing various financial and operational challenges, which may include managing credit risk, liquidity risk, balance sheet growth, new products, regulatory changes and competitive pressures. Our Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including but not limited to, the need for raising additional capital (whether in the form of debt and/or equity).

Shareholders’ equity as of June 30, 2025, was $204.4 million, an increase of $18.1 million, or 10%, compared to $186.4 million as of December 31, 2024. Net income for the six months ended June 30, 2025, contributed $11.2 million to the increase in shareholders’ equity. Accumulated other comprehensive loss decreased $6.2 million during the six months ended June 30, 2025, related to an increase in the market value of the AFS securities portfolio.

Book value per share as of June 30, 2025 and December 31, 2024, was $25.80 and $23.57, respectively. The increase from December 31, 2024, is primarily the result of earnings and improvement in accumulated other comprehensive loss.

Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of June 30, 2025 and December 31, 2024, respectively, 8.3% and 6.2% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the relevant quarter.

Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios. The Bank’s capital level is characterized as “well capitalized” for regulatory purposes. A summary of the Company’s consolidated and Bank’s regulatory capital ratios are presented for the periods indicated below:

	Consolidated
	June 30, 2025		December 31, 2024
(In thousands)	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$289,048	12.76%	$276,225	12.30%
Tier 1 risk-based capital ratio	249,544	11.02%	237,700	10.59%
Common equity Tier 1 capital ratio	249,544	11.02%	237,700	10.59%
Tier 1 leverage ratio	249,544	10.53%	237,700	10.35%

	Bank
	June 30, 2025		December 31, 2024
(In thousands)	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$286,071	12.65%	$274,362	12.26%
Tier 1 risk-based capital ratio	264,167	11.68%	253,437	11.32%
Common equity Tier 1 capital ratio	264,167	11.68%	253,437	11.32%
Tier 1 leverage ratio	264,167	11.18%	253,437	11.07%

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions, including commitments to extend credit, letters of credit, and overdraft protection, are issued to meet client financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments. The total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of our off-balance sheet commitments outstanding as of the dates indicated. The Bank has some commitments that are unconditionally cancellable at our discretion and these amounts are not included in the table below:

(In thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$685,782	$716,695
Standby letters of credit	17,674	18,043

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Through our various sources of liquidity, we believe we will be able to fund these obligations as they arise. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is adjusted through provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the allowance for credit losses on loans and is applied at the same collective segment level.

Contractual Obligations

The following tables present, as of June 30, 2025 and December 31, 2024, our significant contractual obligations to third parties on debt and lease agreements and service obligations:

	June 30, 2025
		After One	After Two
	One Year	Year Through	Years Through	After
(In thousands)	or Less	Two Years	Five Years	Five years	Total
Time deposits (1)	$45,587	$51	$1,132	$–	$46,770
Subordinated debt (1)	–	–	22,000	–	22,000
Operating leases, net	2,645	4,196	1,626	–	8,467
Significant contracts (2)	1,502	1,735	2,362	–	5,599
Total	$49,734	$5,982	$27,120	$–	$82,836

(1) Amounts exclude interest

(2) We have a significant, long-term contract for core processing services. Actual obligation is dependent on certain factors including volume and activity. For purposes of this disclosure, future obligations are estimated using 2024 expenses extrapolated over the remaining contract life.

	December 31, 2024
		After One	After Two
	One Year	Year Through	Years Through	After
(In thousands)	or Less	Two Years	Five Years	Five years	Total
Time deposits (1)	$73,301	$51	$1,116	$–	$74,468
Subordinated debt (1)	–	–	22,000	–	22,000
Operating leases, net	2,620	4,930	1,500	321	9,371
Significant contracts (2)	1,402	1,505	1,746	–	4,653
Total	$77,323	$6,486	$26,362	$321	$110,492

(1) Amounts exclude interest

(2) We have a significant, long-term contract for core processing services. Actual obligation is dependent on certain factors including volume and activity. For purposes of this disclosure, future obligations are estimated using 2024 expenses extrapolated over the remaining contract life.

We believe that we will be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity and access to borrowing sources.

Risk Framework

We have established a risk appetite framework as part of our overall risk management policies to define the type and amount of risk we are willing to accept, while balancing the needs of all stakeholders. The risk appetite framework is developed in accordance with industry practice and regulatory expectations. It is reviewed and approved annually by the Risk Oversight Committee and the Audit Committee and ratified by the Board. The framework covers eight (8) major risk categories: (i) operational risk; (ii) strategic risk; (iii) credit risk; (iv) liquidity risk; (v) technology risk; (vi) compliance risk (vii) reputation risk and (vii) interest rate sensitivity risk.

Operational Risk

Operational risk is the risk to earnings or capital arising from problems in people, processes, systems and external events. This risk is significant within any bank and is interconnected with other risk categories in most activities throughout the Company. It arises daily throughout the Company as transactions are processed. It pervades all divisions, departments and centers and is inherent in all products and services we offer.

In general, operational risk by major area is categorized as high, medium or low by the Company. The audit plan ensures that high risk areas are reviewed annually. We utilize internal auditors and independent audit firms to test key controls of operational processes and to audit information systems, compliance management programs, and loan programs.

We believe the key to managing operational risk is in the design, documentation and implementation of well-defined policies, procedures and controls. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met.

Strategic Risk

Strategic risk is the risk of loss or foregone opportunities due to a failure in strategies caused by external and internal factors adversely influencing the outcome or execution of strategies. Strategic risks are identified as part of the strategic planning process. Offsite strategic planning sessions, with members of the Board of Directors and executive officers, are held annually. The strategic review consists of an economic assessment, competitive analysis, industry outlook and risk and regulatory review and includes participation from outside parties.

Credit Risk

Credit risk is the risk arising from an obligor’s failure to meet the terms of any contract with the Bank or otherwise perform as agreed. Credit risk exists anytime bank funds are extended, committed, invested or otherwise exposed through actual or implied contractual arrangements, whether reflected on or off the balance sheet and rises in conjunction with a broad array of bank activities.

The bank serves its clients through separate lending divisions and can face challenges from a variety of factors including higher interest rates, a slowdown in the economy, lower valuations for commercial real estate and a challenging environment for venture-backed businesses. The bank has established concentration levels with each loan product to help manage diversification, and the Board measures the concentrations relative to total risk-based capital regularly. These limits are reassessed periodically to reflect current economic conditions. The bank has also established regular monitoring and portfolio review of credit clients to evaluate and assess the risk associated with its credits.

The bank engages in an established underwriting process in accordance with its credit policies, assessing the credit risk and matching the risk to an appropriate credit structure. The bank regularly stress tests its loan portfolio utilizing macroeconomic scenarios based on current conditions as well as historical data. Credit approvals are governed by the Bank’s credit approval policy and consider the size of the credit, the aggregate indebtedness owed to the Bank by the borrower, and the loan risk rating. Credit policies are approved by the Credit Committee of the Board and ratified by the full Board. In addition, the Bank has adopted robust monitoring and portfolio reviews to identify risks and address loans which may become criticized or classified or otherwise become identified as problem loans. The Special Assets Committee (SAC) includes our Chief Executive Officer, Chief Credit Officer, Chief Legal Officer and other credit officers. The SAC reviews criticized and classified loans, and loans requiring close monitoring on a semi-monthly basis.

Liquidity Risk

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of clients for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources.

The high-profile regional bank failures in the first half of 2023 drove several precautionary actions to ensure adequate liquidity including securing multiple additional funding sources and pledges of additional collateral to ensure that we could meet our liquidity needs. The Bank also introduced a fully insured reciprocal deposit program to maintain deposits and offer clients deposit insurance in the amount they requested.

The Bank actively monitors and manages the Banks’ current and forecasted liquidity position, expected fund inflows and outflows, large depositor trends, contingency funding sources and other metrics. The Company maintains policies regarding liquidity levels, and ratios are presented to the ALCO quarterly. Management has also established early warning indicators to anticipate significant liquidity stress. If any of these indicators are triggered, we maintain action plans and responsibilities for each liquidity scenario and report this to ALCO.

Deposits have historically provided us with a sizable source of relatively stable and low-cost funds but are subject to competitive pressure in our market. A portion of our deposits are granular, long-tenured, and relationship-based. In addition to deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our loans and investment securities, as well as secondary funding sources available to meet our liquidity needs such as the FHLB, secured repurchase agreements, brokered deposits, and the Federal Reserve discount window.

Our loan-to-deposit ratio at June 30, 2025 and December 31, 2024, was 95.5% and 98.6%, respectively. As of June 30, 2025 and December 31, 2024, the Company had cash on its balance sheets of $129.9 million and $82.7 million and total other liquidity sources, including available borrowing capacity and unpledged investment securities of approximately $1.63 billion and $1.50 billion, respectively. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits were approximately 242% and 253%, respectively.

Technology Risk

Technology risk threatens our ability to secure data, maintain system availability, and meet business, client, and regulatory requirements. As we grow, our technology infrastructure must scale to support increasing transaction volumes and evolving client needs while mitigating cybersecurity threats, including social engineering and AI-driven attacks. To strengthen our defenses, we are transitioning from implementing and following the Cybersecurity Assessment Tool (CAT) to the NIST Cybersecurity Framework (CSF) 2.0 and enhancing our Business Impact Analysis (BIA).

We employ a layered security approach, including firewalls, intrusion detection, multi-factor authentication, encryption, and regular penetration testing. We conduct bi-weekly vulnerability scans and third-party security assessments to help identify and address risks. Our information security policies align with regulatory requirements from the Federal Reserve, FDIC, and DFPI. In addition, we conduct annual Gramm-Leach-Bliley Act (GLBA) risk assessments to ensure compliance.

Vendor security is one of our priorities. We strive to conduct rigorous assessments for all vendors and annual reviews of critical and high-risk providers. We collect Service Organization Controls (SOC) reports and other security documentation from vendors and service providers and have confidentiality agreements in place to prevent external sharing.

Our Information Security Officer provides regular updates to our IT Steering and Risk Oversight Committee, and significant findings are escalated to our board of directors. As an FDIC-regulated community bank, we believe we comply with extensive cybersecurity and risk management regulations. We share detailed reports only with regulators and auditors.

We remain committed to protecting client information, ensuring regulatory compliance, and strengthening our technology infrastructure against evolving cybersecurity threats.

Compliance Risk

Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices or ethical standards. Compliance risk also arises in situations where the laws or rules governing certain products or activities of the Bank’s clients may be ambiguous or untested. Compliance risk exposes us to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk can also lead to a diminished reputation, reduced business value, limited business opportunities, lessened expansion potential, and lack of contract enforceability. The Company utilizes independent external firms to conduct compliance audits as a means of identifying weaknesses in the compliance program.

There is no single or primary source of compliance risk. It is inherent in every activity. Frequently, it blends into operational risk. A portion of this risk is sometimes referred to as legal risk. This is not limited solely to risk from failure to comply with consumer protection laws; it encompasses all laws and regulations, as well as prudent ethical standards and contractual obligations. It also includes the exposure to litigation from all aspects of banking, traditional and non-traditional.

Our risk management policies and codes of ethical conduct are key components in controlling compliance risk. An integral part of controlling this risk is the proper training and development of employees and board members. We seek to provide our employees with adequate training commensurate to their job functions to ensure compliance with banking laws and regulations.

Our risk management policies and programs include a risk-based audit program aimed at identifying internal control deficiencies and weaknesses including inconsistencies with established policies and bank laws and regulations. We have in-depth internal audits supplemented by independent external firms, and periodic monitoring performed by our risk management personnel. Annually, an Audit Plan for the Company is developed and presented for approval to the Audit Committee.

Our risk management team conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to verify whether our employees are adhering to established policies and procedures. Any material exceptions or violations identified are brought forward to the appropriate department head, the Risk Oversight Committee, the Audit Committee and the Board as warranted.

We recognize that client complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, we attempt to ensure that all complaints are given prompt attention.

Reputation Risk

Reputation risk is the risk that negative stakeholder opinion or negative publicity of our business practices may cause our brand to suffer as a result of the actions of the Company itself, an employee, or through other parties such as strategic and third-party business partners. This can lead to losses of client relationships and negatively impact our earnings and liquidity. Reputation risk has become more significant for banks following prior financial crises and prominent bank failures in 2023. While reputation risk is not always directly predictable or controllable, our operating model attempts to minimize such risk by focusing on the markets and products we believe we have experience and expertise with, and we prioritize client satisfaction.

Interest Rate Sensitivity and Market Risk

Our business activities include attracting deposits and using those deposits to invest in cash, securities, and loans. These activities involve interest rate risk, which arises from factors such as timing and volume differences in the repricing of our rate-sensitive assets and liabilities, changes in credit spreads, fluctuations in the general level of market interest rates, and shifts in the shape and level of market yield curves. Changes in interest rates affect our current and future earnings by impacting our net interest income and the level of other interest-sensitive income and operating expenses. Interest rate fluctuations also influence the underlying economic value of our assets, liabilities and off-balance sheet items. This is because the present value of future cash flows, and in some cases the cash flows themselves, may change when interest rates vary.

Interest rate risk is generally considered a significant market risk for financial institutions. We have developed an interest rate risk policy that aims to provide management with guidelines for managing interest rate risk. We have also established a system for monitoring our net interest rate sensitivity position. However, it’s important to note that despite these measures, significant changes in interest rates could potentially impact our earnings, liquidity and capital positions.

Our ALCO is composed of our Chief Executive Officer and at least two independent directors and meets at least quarterly to manage interest rate risk in accordance with policies approved by the Bank’s board of directors. Members of management from various departments also participate in the ALCO meetings, including the Chief Financial Officer, Treasurer, and Executive Vice President of Treasury Management Services. The board of directors receives quarterly interest rate risk measurement results. The ALCO monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We use interest rate risk models and rate shock simulations to assess the interest rate risk (“IRR”) sensitivity of net interest income and the economic value of equity over a variety of parallel and non-parallel rate scenarios. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and rate drivers. Due to the inherent use of estimates and assumptions in the model, our actual results may, and most likely will, differ from our simulated results. Management reviews the assumptions on an as-needed basis and at least annually through a thorough examination. Key changes are presented to the ALCO.

The table below summarizes the results of our IRR analysis in simulating the change in net interest income over a 12-month horizon as of the indicated dates. This scenario assumes that the parallel shift in interest rates occurs immediately.

	Estimated Change in Net Interest Income
Change in interest rates (basis points)	June 30, 2025	December 31, 2024
+400	15.79%	11.89%
+300	11.79	8.80
+200	7.76	5.73
+100	3.72	2.64
(100)	(2.40)	(1.07)
(200)	(2.60)	(0.21)
(300)	(1.94)	1.88
(400)	(1.00)	5.69

We expect net interest income to benefit from an increase in interest rates as the rates on interest earning assets reprice at a faster pace than the rate on interest bearing liabilities. As rates decrease, net interest income is negatively impacted as the rates on interest earning assets reprice lower at a faster pace than the rates on interest bearing liabilities. The decrease in net interest income is offset by the benefits from the floor rates on our floating rate loans. At June 30, 2025, approximately 7% of our floating rate loans were at their floor rate. As rates decrease, a larger percentage of the coupon on our floating rate loans will be at the floor rate. If rates decrease 100 basis points, 50% of our floating rate loans will be at their floor rate and if rates decrease 400 basis points, 81% will be at their floor rate.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the financial services industry. It is management’s opinion that accounting estimates covering certain aspects of the Company’s business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates. We believe that the estimate most susceptible to significant change in the near term relates to determining the allowance for credit losses on loans.

Our most significant accounting policies are described in Note 1 – Basis of Presentation to our consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2024. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our consolidated financial statements to those judgments and assumptions, are critical to an understanding of our consolidated financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

Pursuant to the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the standard on the application date for private companies.

We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes and confirms the loan balance is not collectible and recoveries are credited to the allowance when received. The Company may also account for expected recoveries should information of an anticipated recovery become available. In the case of actual or expected recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The allowance is calculated using a discounted cash flow methodology applied at the loan level. The Company uses the FOMC Civilian Unemployment Rate, Median and Real GDP Seasonally Adjusted Annual Rate to obtain various forecast scenarios to determine the loan portfolio’s quantitative portion of expected credit loss. The Company has elected to forecast the first four quarters of the credit loss estimate and revert on a straight-line basis over eight quarters. Adjustments to historical loss information are made when management determines historical data are not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. These adjustments include factors such as differences in underwriting standards, local economic conditions, portfolio mix, credit quality, concentrations, collateral or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. The Company utilizes an external vendor model as well as internally developed tools and nonstatistical estimation approaches. Accrued interest receivable is excluded from the estimate of credit losses for loans.

The allowance for credit losses on loans is measured on a collective (pool) basis when similar risk characteristics exist. The Company determines a separate allowance for each portfolio segment (loan type). These portfolio segments include commercial and industrial, construction, residential real estate, commercial real estate and consumer loans.

The general reserve component of the allowance for credit losses also consists of reserve factors based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors. Management estimates an allowance based upon loans outstanding as well as unfunded commitments. These reserve factors are inherently subjective and are driven by the repayment risk associated with each category described below:

Commercial and Industrial

•Commercial and industrial loans consist of working capital and term loans which are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators which are closely correlated to the credit quality of these loans.

•Asset-based loans are generally made against accounts receivable and inventory to companies generating consistent sales without yet having reached consistent profitability. As such, these loans are more collateral focused and are primarily subject to the risks of collecting and liquidating the collateral.

•Sponsor finance loans are made to companies based upon their cash flow and often have risks associated with merger and acquisition activities. Additional risks for this loan category include insufficient levels of collateral in the form of accounts receivable, inventory or equipment. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

•Venture loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Declines in venture capital financing activity, as well as mergers and acquisitions and initial public offerings – may impact the financial health of some of our clients.

•Our venture loans are typically originated by examining and evaluating the quality of the investor syndicate, experience of the company’s senior management team, strength of relationships with management and investors, projected liquidity, performance to plan, size of addressable market, strength of product and intellectual property, if any. The loan terms vary depending on the borrowers’ business, credit rating, and financial position.

We provide working capital, revolving lines of credit, as well as term loans, which typically include an interest-only draw period typically up to 24 months followed by an amortization period typically up to 36 months. We also attempt to negotiate the receipt of a de minimis amount of equity warrants or a success fee at loan originations and renewals. Once a loan is originated, we collect financial reporting monthly to monitor performance and compliance with any covenants and assess the likelihood of additional equity financing. Particularly, through our proactive loan monitoring and risk assessing process, we closely review the borrowers’ liquidity and cash balances on a regular basis and evaluate their ability for loan repayment and the need for new funding. We conduct periodic internal reviews on problem loans at the division level and a twice-monthly special asset committee meeting to assess watch-rated (or worse) loans and implement risk-mitigation strategies. We engage a third-party loan review firm to conduct an evaluation of our loan portfolios twice annually. The third-party reviewing firm reviews more than 90% of the dollar balance of our loan portfolios annually.

Construction

•Construction loans, including land and development loans are comprised of loans collateralized by land or real estate. The primary source of repayment is the eventual sale or refinance of the completed project. Risk arises from the necessity to complete projects within specified cost and timelines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Commercial real estate

•Non-owner occupied commercial real estate loans are collateralized by real estate where the owner is not the primary tenant. Adverse economic developments, or an overbuilt market, impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations. Another common risk for this loan category includes a lack of a suitable alternative use for the property.

•Owner occupied commercial real estate loans are collateralized by real estate where the owner is the primary tenant. These loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators which are closely correlated to the credit quality of these loans.

Residential real estate

•Residential real estate loans are typically home equity lines of credit secured by residential real estate. These are not typical mortgage loans and may have a variety of reasons for the borrowing including providing funding to a business or paying for large personal expenditures. The degree of risk in home equity loans depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. Risks common to home equity lines of credit are general economic conditions, including an increase in unemployment rates, and declining real estate values that reduce or eliminate the borrower’s home equity.

Consumer

•Consumer loans are primarily loans to individuals that may be unsecured or secured by collateral other than real estate. The unsecured loans are generally revolving personal lines of credit to established clients. The high quality of the clients who are offered these products has historically caused this loan product to have less risk of loss than commercial loan products. Risks common to consumer loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. When management determines that foreclosure is probable and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral, adjusted for selling costs as appropriate.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities held as available-for-sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (“OCI”).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiary are not involved in any material pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

Item 1A. Risk Factors

A summary of the material risks and uncertainties that management believes affect us are described below. Any of these risks, if they are realized, could have an adverse effect on our business, financial condition and results of operations, and consequently, the value of our common stock. Further, additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect us. This report also contains forward-looking statements that involve risks and uncertainties. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risks Related to Our Business

Our business and operations are concentrated in California generally, and the Bay Area in particular, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

We primarily serve businesses and individuals located in the Bay Area of California (which we define as the counties of Alameda, Contra Costa, Marin, Monterey, Napa, San Francisco, San Mateo, Santa Clara, Santa Cruz, Solano and Sonoma). As a result, we are exposed to risks associated with lack of geographic diversification. As of June 30, 2025, 69% of our loan portfolio was located in the Bay Area and 77% of our loan portfolio was located in California, based on the location of clients for commercial borrowers and based on the location of collateral for real estate loans. Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any economic slowdown in California generally, and in the Bay Area in particular, could result in the following consequences, any of which could adversely affect the value of our assets, revenues, results of operations and financial condition: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest-bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Our success significantly depends upon the growth in investments, jobs, income levels, deposits, and occupancy rates in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn or prolonged recession would likely result in deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If we experience an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of the real estate or other collateral that secures many of our loans would be adversely affected by an economic downtown or a prolonged economic recession. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that adversely affect our business, financial condition and results of operations.

Our commercial real estate loan portfolio could be impacted by a decline in the Bay Area commercial real estate market.

As of June 30, 2025, 96% of our commercial real estate loan portfolio was located within the Bay Area. While the Bay Area historically had a strong, robust real estate market, it has experienced significant disruption due to shifting work patterns still resulting from the Covid-19 pandemic along with the overall high cost of real estate ownership in the area. The San Francisco office market recovery, in particular, has been slower than other parts of the country, as return to office policies have been implemented slowly. Additionally, workforce reductions within the technology sector and declining demand from the life sciences industry have further impacted demand for office space in the Bay Area. Continued weakness in the Bay Area commercial real estate market could negatively affect our financial condition and results of operations through deterioration in the quality of our commercial real estate portfolio and reduced demand for many of our banking products and services.

The small to medium-sized businesses to which we lend may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair their ability as a borrower to repay a loan. In addition, the success of small and medium-sized businesses often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate or any of our borrowers otherwise are affected by adverse business developments, our small to medium-sized borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our business, financial condition and results of operations.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

As of June 30, 2025, approximately 54% of our loan portfolio was comprised of owner and non-owner occupied construction, land & development and commercial real estate loans, with substantially all of these real estate loans concentrated in California. Real property values in our market may be different from real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In addition, real estate construction and acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition and results of operations.

Because of the credit profile of a portion of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile. If we need to make material provisions for credit losses in any period, it could reduce net income and/or increase net losses in that period.

A portion of our loan portfolio has a credit profile different from that of many other banking companies. The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our Venture Lending division generally makes loans to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans is generally dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. If there is an overall decline in venture capital financing activity, as well as mergers and acquisitions and initial public offerings, which are activities on which venture firms rely to “exit” investments to realize returns, the financial health of some of our client companies may deteriorate. Venture firms may continue to provide financing in a more selective manner, at lower levels, and/or on less favorable terms, any of which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. Because of the intense competition and rapid technological change that characterizes the companies in certain industry sectors, a borrower’s financial position can deteriorate rapidly.

Through our fund finance loans, many of our clients have lines of credit, the repayment of which is dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by these firms. These limited partner investors may face liquidity issues or have difficulties meeting their financial commitments, especially during unstable economic times, which may lead to our clients’ inability to meet their repayment obligations to us.

Based on the credit profile of a portion of our loan portfolio, our level of nonperforming loans, loan charge-offs and allowance for credit losses can be volatile and can vary materially from period to period. Although our average nonperforming loans and loan charge-offs have been relatively low historically, due to the credit profile of a portion of our loan portfolio and the nature of our borrowers, we can potentially have quarterly or interim periods where nonperforming loans and charge-offs significantly exceed our historical averages. Increases in our level of nonperforming loans or loan charge-offs may require us to increase our provision for credit losses on loans in any period, which could reduce our net income or cause net losses in that period. Additionally, such increases in our level of nonperforming loans or loan charge-offs may also have an adverse effect on our capital ratios, financial condition, results of operations and market perceptions of us.

Changes in the market for public equity offerings, M&A or a slowdown in private equity or venture capital investment levels have affected and may continue to affect the needs of our borrowers for our lending products.

Our Venture Lending division and Specialty Finance division provide commercial loans to start-up, growth stage, and lower middle market companies which are supported by private equity and venture capital investors. While an active market for public equity offerings, financings and M&A activity generally has positive implications for our business, one negative consequence is that some of these commercial borrowers may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment.

Further, a slowdown in overall private equity or venture capital investment levels may reduce the need for our borrowers to utilize our fund finance lending products, including borrowing from our capital call lines of credit, which are typically utilized by our private equity and venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners. Any significant reduction in the outstanding amounts of our loans or under our lines of credit could have an adverse effect on our business, financial condition and results of operations.

The borrowing needs of our clients may be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments or adequately reserve for losses associated with our unfunded credit commitments, which could have an adverse effect on our business, financial condition, results of operations and reputation.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients we serve primarily through our Venture Lending, Corporate Banking and Construction divisions, we typically have a substantial amount of total unfunded credit commitments, which are not reflected on our balance sheet. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. In addition, limited partner investors of our venture capital clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have an adverse effect on our business, financial condition, results of operations and reputation.

Additionally, we establish a reserve for losses associated with our unfunded credit commitments. The level of the reserve for unfunded credit commitments is determined by following a methodology similar to that used to establish our allowance for credit losses in our funded loan portfolio. The reserve is based on credit commitments outstanding, credit quality of the loan commitments, and management’s estimates and judgment, and is susceptible to significant changes. There can be no assurance that our reserve for unfunded credit commitments will be adequate to provide for actual losses associated with our unfunded credit commitments. An increase in the reserve for unfunded credit commitments in any period would result in a charge to our earnings, which would reduce our net income or increase net losses in that period.

We are subject to interest rate risk, which could adversely affect our profitability.

Our profitability, like that of most financial institutions of our type, depends largely on our net interest income, the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (the “Federal Reserve” or “FRB”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. Our interest sensitivity profile was asset sensitive as of June 30, 2025. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected or prolonged change in market interest rates could have an adverse effect on our business, financial condition and results of operations.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the demand for loans, decreasing the ability of borrowers to repay their current loan obligations, and increasing early withdrawals on term deposits. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for credit losses, which could have an adverse effect on our business, financial condition and results of operations. While the Federal Reserve has recently lowered the target range for the federal funds rate, it has also indicated that it will assess incoming data, evolving outlook and balance of risks in making any future decisions regarding the federal funds rate. Changes to the target range are inherently unpredictable. A decrease in the general level of interest rates, may affect us through, among other things, increased prepayments on our loan portfolio, and our cost of funds may not fall as quickly as yields on earning assets. Our asset-liability management strategy may not be effective in mitigating exposure to the risks related to changes in market interest rates.

Increases in interest rates have in the past resulted in, and could in the future result in, unrealized losses on our investment securities portfolio.

We invest a portion of assets in investment securities. As of June 30, 2025, we held approximately 12% of our assets in an investment securities portfolio consisting primarily of agency mortgage-backed securities and agency collateralized mortgage obligations that are sensitive to changes in interest rates. Interest rate increases have resulted in, and could in the future result in, unrealized losses in our investment securities portfolio, as increases in interest rates ordinarily decrease the estimated fair value of fixed income securities and result in decreased unrealized gains or increased unrealized losses on fixed income securities. We recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security. As of June 30, 2025, our net unrealized losses on securities available-for-sale totaled $63.4 million or $45.2 million net of tax, which collectively equaled 25% of our Tier 1 capital. We believe we will recognize significant losses as a result of the sale and repositioning of our available-for-sale portfolio as further discussed under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, which would adversely affect our business, financial condition or results of operations and reduce our regulatory capital ratios.

GAAP requires that we carry our available-for-sale debt securities at fair value on our consolidated balance sheets. Unrealized gains or losses on these debt securities, reflecting the difference between the fair value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. In certain instances, GAAP requires recognition through earnings of declines in the fair value of securities, and we could be required to recognize a loss which could materially reduce our net income and capital levels.

We participate in reciprocal deposit networks to provide additional FDIC deposit insurance coverage to support our clients and to efficiently manage our balance sheet and liquidity position, which exposes us to risks that may adversely affect our business, financial condition or results of operations.

Reciprocal deposits are deposits exchanged through various reciprocal deposit networks to increase deposit insurance coverage. They allow us to offer our clients access to additional FDIC insurance coverage while receiving back the full amount of the client’s deposit. These programs help us efficiently manage our balance sheet and liquidity position by accessing additional funding from other institutions while mitigating risk and complying with regulatory requirements. Further, under FDIC regulations, qualifying reciprocal deposits of over 20% of the liabilities of the Bank may be classified as brokered deposits. As of June 30, 2025, we had $928.6 million of reciprocal deposits, or 46% of our total deposit portfolio, of which $495.4 million are classified as brokered deposits pursuant to FDIC regulations, as well as an additional $25.0 million of other brokered deposits resulting in the Bank having an aggregate of $520.4 million of brokered deposits.

We are subject to various fees associated with the placement and management of deposits within the networks, which increase our interest-bearing deposits and overall cost of funds, and could lower our net interest margin. If for any reason, we or our clients were no longer able to participate in these reciprocal deposit networks we may experience deposit withdrawals, lose access to deposits funding sources, and have to find alternative sources of borrowing, which could adversely affect our liquidity and capital. Further, our ability to provide our clients with deposit placement services in these networks depends on the participation of other banks within the networks, and any issues affecting these banks, including concerns related to participating banks’ financial stability, could disrupt our ability to provide these services to our clients.

Participation in the networks is also subject to certain terms and conditions, which include limitations on the amount of each participating client’s deposits that may be placed at other banks within the network, on the maximum amount of deposits that a bank may place at other banks as reciprocal deposits, and limitations on a bank’s ability to receive reciprocal deposits if the Bank is not “well capitalized” under the applicable federal banking regulations. The FDIC limits the ability of a bank to accept brokered deposits to those insured depository institutions that are “well capitalized.” Institutions that are less than “well capitalized” cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. Any of these conditions could limit our ability to participate in the networks, potentially preventing us from achieving the intended benefits and thus adversely affect our business, financial condition or results of operations.

The financial services industry and broader economy may be subject to new or changing government policy, legislation and regulation.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary, trade and interest rate policies. Conditions such as an economic recession, rising unemployment, the effects of tariffs, trade wars, inflationary prices and other factors beyond our control may adversely affect our asset quality, deposit levels, loan demand, demand for our products and services and the ability to manage costs associated with employees and vendors. The occurrence of any of the foregoing events could have an adverse effect on our business, financial condition or results of operations.

If the Bank is not “well capitalized” for regulatory purposes, our ability to participate in reciprocal deposit networks could be limited.

The FDIC limits the ability of a bank to accept brokered deposits to those insured depository institutions that are “well capitalized”. Institutions that are less than “well capitalized” cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. As of June 30, 2025, the Bank had an aggregate of $520.4 million of deposit liabilities categorized as brokered deposits. FDIC regulations impose a cap on reciprocal deposits that may be exempt from being classified as brokered deposits depending on a bank’s capitalization and rating status, including a general cap equal to 20% of the Bank’s total liabilities. As a result, as of June 30, 2025, $495.4 million of our total reciprocal deposits were considered brokered deposits by the FDIC and are included within the aggregate of $520.4 million of brokered deposits. Accordingly, if the Bank became less than “well capitalized” for regulatory purposes, our ability to participate in any reciprocal deposit network (or otherwise accept other brokered deposits) could be limited which could adversely affect our liquidity, business, financial condition or results of operations.

We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers.

We have many competitors. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, venture debt lenders and consumer finance companies, including large national financial institutions that operate in our market. Many of these competitors are larger than us, have significantly more resources, greater brand recognition and more extensive and established branch networks or geographic footprints than we do, and may be able to attract clients more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing and may better afford and make broader use of media advertising, support services and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We compete with these other financial institutions both in attracting deposits and making loans. We expect competition to continue to increase as a result of legislative, regulatory and technological changes, the continuing trend of consolidation in the financial services industry and the emergence of alternative banking sources. Our profitability in large part depends upon our continued ability to compete successfully with traditional and new financial services providers, some of which maintain a physical presence in our market and others of which maintain only a virtual presence. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability.

Additionally, like many of our competitors, we rely on client deposits as our primary source of funding for our lending activities, and we continue to seek and compete for client deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of June 30, 2025, we had $2.0 billion in deposits and a loan to deposit ratio of 95%. As of the same date, using deposit account related information such as tax identification numbers, account vesting and account size, we estimate that 36% of our deposits exceeded the insurance limits established by the FDIC. Although we have historically maintained a high deposit client retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, client perceptions of our financial health and general reputation, or a loss of confidence by clients in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current client deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have an adverse effect on our business, financial condition and results of operations. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have an adverse effect on our business, financial condition and results of operations.

The deposit concentration in our Venture Lending Division may expose us to heightened liquidity risk.

Our Venture Lending division provides banking services to a broad spectrum of venture-backed technology companies. The banking needs of these clients are such that Venture Lending clients commonly generate balances of deposits in excess of their borrowing needs.

These clients tend to maintain larger deposit balances, which can be volatile since the clients are primarily early- to late-stage startup companies that rely on future rounds of funding and have negative operating cash flow.

At June 30, 2025, we had approximately $754 million in Venture Lending deposits. Approximately 26% of these deposits are provided by clients who hold deposit accounts with us without a corresponding lending or credit relationship. These deposit-only clients, particularly those with large balances, may be more inclined to withdraw funds quickly in response to market stress or perceived concerns about our financial stability, as they may lack broader, long-term ties to the Bank.

Should we experience a loss of depositor confidence with these clients, whether due to broader market disruptions, idiosyncratic events affecting our financial condition, or negative perceptions related to our venture-focused strategy, we may face deposit outflows. This could require us to rely on more expensive or less stable sources of liquidity, such as wholesale funding or the sale of investment securities, which could adversely affect our financial condition, results of operations, and reputation.

Failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.

Rapid technological changes are regularly occurring in the financial services industry, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our clients. Failure to keep pace successfully with technological change affecting the financial services industry could harm our ability to compete effectively and could have an adverse effect on our business, financial condition and results of operations. As these technologies improve in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have an adverse effect on our business, financial condition and results of operations.

We are dependent on the use of data and modeling in both our management’s decision-making generally and in meeting regulatory expectations in particular.

The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for credit loss measurement, portfolio stress testing and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlie them. We anticipate that model-derived insights will be used more widely in our decision making in the future. While these quantitative techniques and approaches improve our decision making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have an adverse effect on our business, financial condition and results of operations.

Our allowance for credit losses may be inadequate to absorb losses inherent in the loan portfolio.

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on clients and their businesses. Accordingly, we maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for credit losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of loan losses are necessarily subjective, and their accuracy depends on the outcome of future events. As of June 30, 2025, our allowance for credit losses on loans and unfunded commitments was $21.9 million.

Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans, temporary modifications, loan forgiveness, automatic forbearance and other factors, both within and outside of our control, may result in our experiencing higher levels of nonperforming assets and charge-offs, and incurring loan losses in excess of our current allowance for credit losses, requiring us to make material additions to our allowance for credit losses, which could have an adverse effect on our business, financial condition and results of operations.

Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for credit losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-

offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-offs for which we have not established adequate reserves, our business, financial condition and results of operations could be adversely affected at that time.

Effective January 1, 2023, we adopted the Financial Accounting Standards Board (“FASB”), Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” commonly referred to as the “Current Expected Credit Losses” standard (the “CECL”). CECL changes the ALL methodology from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions and models than previous accounting standards and could result in increases in, and add volatility to, our allowance for credit loss (“ACL”) and future provisions for credit losses. These forecasts, assumptions, and models are inherently uncertain and are based upon management’s reasonable judgment in light of information currently available. Our ACL may not be adequate to absorb actual credit losses, and future provisions for credit losses could adversely affect our operating results.

We are exposed to higher credit risk by our commercial real estate loans.

Commercial real estate loans usually involve higher credit risks than other types of mortgage loans. As of June 30, 2025, 43% of our loan portfolio consisted of commercial real estate, both owner-occupied, non-owner occupied and multifamily. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.

Non-owner occupied commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Banking regulators closely supervise banks’ commercial real estate lending activities and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Owner-occupied commercial real estate loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (i) they depreciate over time; (ii) they are difficult to appraise and liquidate; and (iii) they fluctuate in value based on the success of the business.

Commercial real estate loans and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. For example, the COVID-19 pandemic had adverse effects on our loans for office and hospitality space, which are dependent for repayment on the successful operation and management of the associated commercial real estate. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

Our commercial and industrial loans are often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At June 30, 2025, we had $855.0 million of commercial and industrial loans, which comprised 45% of our total loan portfolio. Our commercial and industrial loans are originated primarily based on the anticipated cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and the repayment capacity of any guarantor. A borrower’s cash flow may be unpredictable, however, and collateral securing these loans may fluctuate in value. Although these loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

A portion of our loan portfolio consists of construction loans, which may expose us to increased credit risk.

At June 30, 2025, $205.5 million, or 11%, of our total loan portfolio consisted of construction loans. Construction lending is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because funds are advanced upon the collateral for the project based on an estimate of the costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Regarding loans originated to builders for speculative projects, changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. A downturn in the housing, or the real estate market, could increase loan delinquencies, defaults, and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

We may not be able to maintain a strong core deposit base or other low-cost funding sources.

We depend on checking, savings and money market deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. Future growth in our banking business will largely depend on our ability to maintain and grow a strong and low-cost deposit base. There is no assurance that we will be able to grow and maintain our deposit base. Deposit balances can decrease when clients perceive alternative investments, such as higher yielding money market funds, the stock market, bond market or real estate, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could adversely impact our growth strategy and have an adverse effect on our business, financial condition or results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business, and we monitor our liquidity and manage our liquidity risk at the holding company and bank level. We require sufficient liquidity to fund asset growth, meet client loan requests, client deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to several factors, which include, but are not limited to, an over-reliance on a particular source of funding, changes in the liquidity needs of our depositors, adverse regulatory actions against us, or a downturn in the markets in which our loans are concentrated.

Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Particularly, the deposits in our Venture Lending division can be volatile since our Venture Lending clients are primarily early to late-stage startup companies and they rely on future rounds of funding and have negative operating cash flow. Our inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have an adverse effect on our business, financial condition and results of operations, and could result in the closure of the Bank.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and proceeds from issuance and sale of our equity and debt securities. Additional liquidity is provided by the ability to borrow from the Federal Home Loan Bank of San Francisco (“FHLB”), and the Federal Reserve Bank of San Francisco to fund our operations. We may also borrow funds from third-party lenders, such as other financial institutions, and have access to other funding avenues including brokered deposits. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market or by one or more adverse regulatory actions against us.

Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have an adverse effect on our business, financial condition and results of operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations and to support our continued growth. The unavailability of sufficient funding could have an adverse effect on our business, financial condition and results of operations.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions may be interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by or failure of, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers such as the Federal Home Loan Bank of San Francisco (“FHLB”), any of which could have an adverse effect on our access to liquidity or otherwise have an adverse effect on our business, financial condition or results of operations. For example, we faced significant challenges in 2023 as several high-profile bank failures, including institutions headquartered in California, disrupted the banking industry and triggered market-wide liquidity concern. As a result, we suffered a decrease in deposits of approximately $205.2 million, or approximately 11% of total deposits, during the first quarter of 2023.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems, strategies, and governances, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate, operational and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances. Our risk management framework may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition and results of operations could be adversely affected. We may also be subject to potentially adverse regulatory consequences.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, insurance coverage, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned (“OREO”), could have an adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. Additionally, federal and state regulators have prosecuted or pursued enforcement action against a number of mortgage servicing companies for alleged consumer law violations. If new federal or state laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, they could have an adverse effect on our business, financial condition and results of operations.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios and may be required to maintain higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of June 30, 2025, commercial real estate loans represented 308% of our Bank total risk-based capital. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and we believe strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition and results of operations.

We could be subject to environmental risks and associated costs on our foreclosed real estate assets.

Our loan portfolio includes loans secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing loans. There is a risk that hazardous or toxic substances could be found on these properties and that we could be liable for remediation costs, as well as personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on our business, financial condition and results of operations.

Our recovery on commercial real estate loans could be further reduced by a lack of a liquid secondary market for such mortgage loans and mortgage-backed securities.

Our current business strategy includes an emphasis on commercial real estate lending. A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of other real estate owned (“OREO”) that we acquire through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for credit losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for loan losses could have an adverse effect on our business, financial condition and results of operations.

Federal, state and local consumer lending laws may restrict our ability to originate certain loans or increase our risk of liability with respect to such loans.

Federal, state and local laws have been adopted that are intended to prevent certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans and to determine borrowers’ ability to repay. Nonetheless, the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. Compliance with these laws increases our cost of doing business.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that the states in which we operate will not adopt similar legislation in the future. Additionally, federal regulators have prosecuted or pursued enforcement actions against a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, such laws or regulations could have an adverse effect on our business, financial condition and results of operations.

Our largest loan relationships make up a material percentage of our total loan portfolio and credit risks relating to these would have a disproportionate impact.

As of June 30, 2025, our 10 largest borrowing relationships ranged from approximately $22.3 million to $29.1 million (including unfunded commitments) and totaled approximately $251.7 million in total commitments, which represented, in the aggregate, 10% of our total outstanding commitments as of June 30, 2025. Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

Withdrawals of deposits by any one or more of our largest depositors or by one or more of our related client groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. At June 30, 2025, our ten (10) largest deposit relationships accounted for $544.8 million, or 27%, of our total deposits with each relationship accounting for more than $27 million. Deposits within our Corporate Banking and

Venture Lending lines of business represented 65% of the top 10 deposits and 35% were located in the Bay Area as of June 30, 2025. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. All of our non-brokered deposits are based on a relationship with the client rather than a contractual agreement. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations.

We utilize excess deposits from our Venture Lending division to fund loan growth in other divisions.

Our Venture Lending division has provided a significant boost to deposit growth, as venture relationships traditionally generate higher deposit balances relative to loan demand. Excess deposits generated by our venture lending divisions are invested in our securities portfolio and used to fund loan growth in other divisions. A slowdown in the economy in the Bay Area or a decline in overall private equity or venture capital investment levels may reduce our overall deposit levels, particularly if Venture Lending clients burn through cash which is not replaced through subsequent rounds of financing or liquidity events. If we experience a decline in deposits from our Venture Lending clients, our ability to fund loan growth in our other divisions will be reduced, which could have an adverse effect on our business, financial condition and results of operations.

Warrant income or success fee income, if any, cannot be predicted.

We have historically obtained rights to acquire stock, in the form of warrants, or the right to obtain a cash success fee in certain clients as part of credit facilities within our Venture Lending division or Specialty Finance division. We may not be able to realize gains from the equity instruments in future periods or may experience a decrease in the fair value of our warrant portfolio due to fluctuations in the market prices of the underlying common stock of these companies. Similarly, the timing and amount of income, if any, from the disposition of client warrants or the right to any cash success fee typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and, in the case of warrants, the legal and contractual restrictions on our ability to sell the underlying securities. Therefore, gains from the exercise of warrants, if any, or the achievement of any success fee cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. In addition, a significant portion of the income we may realize from the disposition of client warrants or the obtaining of a success fee may be offset by expenses related to our efforts to build an infrastructure sufficient to support our present and future business activities, as well as expenses incurred in evaluating and pursuing new business opportunities. As of June 30, 2025, we had a total of 136 warrants positions in 89 clients with a total fair value of $972,000.

We depend on the accuracy and completeness of information provided by clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial information. We may also rely on representations of clients and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon clients’ representations that their financial statements conform to GAAP and present fairly the financial condition, results of operations and cash flows of the client. We also may rely on client representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. We employ various processes to verify the accuracy of information provided to us, such as independently pulling credit reports, asset verifications, property appraisals, and background checks, but such processes may contain limitations. Our business, financial condition and results of operations could be adversely affected if we rely on misleading, false, inaccurate or fraudulent information.

Risks Related to Our Industry and Regulation

Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, clients, the public, the banking system as a whole or the FDIC Deposit Insurance Fund (“DIF”), not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the FDIC and the California Department of Financial Protection and Innovation (“DFPI”). Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which imposed significant regulatory and compliance changes on financial institutions, is an example of this type of federal law. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have an adverse effect on our business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Compliance with current and potential regulation, as well as supervisory scrutiny by our regulators, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have an adverse effect on our business, financial condition and results of operations.

Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes including under President Trump’s administration. It is difficult to anticipate the impact of any potential changes and we actively monitor the regulatory environment for revisions to the banking regulatory framework.

Additionally, federal and state regulatory agencies may change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or changes to the application of laws and regulations to us. Future changes could have an adverse effect on our business, financial condition and results of operations.

In addition, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. Based on our regulators’ assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business, we may be required to take additional charges or undertake, or refrain from taking, actions that could have an adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could have an adverse effect on our business, financial condition and results of operations.

Our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies could have an adverse effect on our business, financial condition and results of operations but cannot be predicted.

Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.

The Federal Reserve, the FDIC and the DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, the FDIC, or the DFPI were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions may include requiring us to remediate any such adverse examination findings. Evolving regulatory requirements at the federal and state levels can impose additional compliance burdens, leading to increased operational costs and potential penalties for non-compliance.

In addition, these agencies have the power to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place our Bank into receivership or conservatorship. Any regulatory enforcement action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to stringent capital requirements, which could have an adverse effect on our operations.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and defines “capital” for calculating these ratios. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8% plus a capital conservation buffer of 2.5%), and a leverage ratio of Tier 1 capital to total consolidated assets of at least 4.0%. An institution’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments. In addition, for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of at least 6.5%, Tier 1 capital ratio of at least 8.0%, a total capital ratio of at least 10.0%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal or state banking regulator to meet and maintain a specific capital level for any capital measure.

We operate under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts from the Federal Reserve’s risk-based-capital and leverage rules bank holding companies with assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC. Historically, the Federal Reserve has not usually deemed a bank holding company ineligible for application of this policy statement solely because its common stock is registered under the Exchange Act. However, there can be no assurance that the Federal Reserve will continue this practice, and as a result, the IPO may result in the loss of its eligibility under the Small Bank Holding Company Policy Statement for these purposes.

Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic capital requirements. Failure to maintain capital to meet current or future regulatory requirements could have an adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital, but additional capital may not be available.

We may need to raise additional capital in the future to support our growth, strategic objectives or to meet regulatory or other internal requirements. This may include capital to replace our existing $22 million of ten-year subordinated debt which we issued in 2019, is currently callable and loses 20% of its Tier 2 capital treatment for each of the last five years of their term (with 20% of its Tier 2 capital treatment first lost on December 31, 2024). Our ability to access the capital markets, if needed, will depend on a number of factors, including our consolidated financial condition, our business prospectus and the state of the financial markets. If capital is not available on favorable terms when we need it, we may have to either issue common stock or other securities on less than desirable terms or curtail our growth until market conditions become more favorable. Any diminished ability to raise additional capital, if needed, could restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise affect our business and our ability to implement our business plan, capital plan and strategic goals adversely. Such events could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous banking laws and other laws and regulations designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.

The Equal Credit Opportunity Act (“ECOA”), the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act prohibits unfair or deceptive acts or practices, and the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice federal and state banking agencies, and other federal and state agencies, including the Consumer Financial Protection Bureau (“CFPB”), are responsible for enforcing these fair and responsible banking laws and regulations. Because the Company and the Bank have less than $10 billion in assets, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the FDIC. But smaller banks, including the Bank, are subject to rules promulgated by the CFPB and thus CFPB rulemaking has the potential to have a significant impact on the operations of the Bank.

A challenge to an institution’s compliance with banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation, including through class action litigation. Such actions could have an adverse effect on our business, financial condition and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of client data, including personally identifiable information (“PII”), in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including clients, employees, and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act (“GLBA”) which, among other things: (i) imposes certain limitations on our ability to share nonpublic PII about our clients with nonaffiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. The California Consumer Privacy Act grants California residents the rights to know about personal information collected about them, to delete certain of this personal information, to opt-out of the sale of personal information, and to non-discrimination for exercising these rights.

Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that clients and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of clients or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose clients or potential clients and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise have an adverse effect on our business, financial condition and results of operations.

We are a bank holding company and are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

We are a bank holding company with no material activities other than activities incidental to holding the common stock of the Bank. Our principal source of funds to pay distributions on our common stock and service any of our obligations, other than further issuances of securities, is dividends received from the Bank. Furthermore, the Bank is not obligated to pay dividends to us, and any dividends paid to us would depend on the earnings or financial condition of the Bank, various business considerations and applicable law and regulation. As is generally the case for banking institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates and economic conditions in general. In addition, various federal and state statutes and regulations limit the amount of dividends that the Bank may pay to the Company without regulatory approval.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company for the purpose of making a capital injection to a subsidiary bank may become more difficult and expensive relative to other corporate borrowings.

We face a risk of noncompliance with the Bank Secrecy Act and its implementing regulations and other laws and regulations that impose anti-money laundering requirements, which could lead to civil and criminal enforcement actions.

The Bank Secrecy Act of 1970 (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), and its implementing regulations and other laws and regulations that impose anti-money laundering obligations require financial institutions to, among other duties, implement and maintain an effective anti-money laundering and countering the financing of terrorism (“AML/CFT”) compliance program and file reports, such as suspicious activity reports and currency transaction reports. Our federal and state banking regulators, the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”), and other government agencies are authorized to impose significant civil money penalties for violations of the BSA and its implementing regulations and other applicable anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), which is responsible for administering U.S. economic sanctions programs. If our compliance programs are deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate AML/CFT and sanctions compliance programs could also have significant reputational consequences for us. Any of these circumstances could have an adverse effect on our business, financial condition and results of operations.

Our Bank’s FDIC deposit insurance premiums and assessments may increase.

Our Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our Bank is subject to insurance assessments based on our Bank’s average consolidated total assets less its average tangible equity. Our Bank’s regular assessments are determined by its CAMELS composite rating (a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk), taking into account other factors and adjustments. In order to maintain a strong funding position and the reserve ratios of the DIF required by statute and FDIC estimates of projected requirements, the FDIC has the power to increase deposit insurance assessment rates and impose special assessments on all FDIC-insured financial institutions. Any future increases or special assessments could reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The net proceeds of our recently completed initial public offering have been used for a balance sheet repositioning of our available-for-sale securities portfolio, which will result in a loss during the third quarter of 2025.

As described under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report, during the third quarter of 2025, we received approximately $275 million in proceeds from securities sold as part of this repositioning of the available-for-sale securities portfolio at a pre-tax loss of approximately $62 million. Such a loss from this repositioning will result in a net loss during the third quarter of 2025.

As a result of a balance sheet repositioning, our ability to use net operating loss carry-forwards to reduce future tax payments may be limited or restricted.

We will generate net operating losses (“NOLs”) as a result of the repositioning of our available-for-sale securities portfolio. We generally will be able to carry NOLs forward to reduce taxable income in future years, subject to applicable expiration dates and annual taxable income limitations under the Internal Revenue Code and relevant state tax codes. We may not, however, generate sufficient taxable income in future periods to be able to realize fully the tax benefits of any NOL carryforwards. Although, under existing tax rules, we are generally allowed to use those NOL carryforwards to offset up to 80% of taxable income annually in subsequent taxable years at the federal level our ability to use those NOL carryforwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three-year period. Any limitation on our NOL carryforwards that could be used to offset taxable income could adversely affect our liquidity and cash flow. We cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.

Our stock price may be volatile, and you could lose part or all of your investment as a result.

Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. Our stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

•actual or anticipated variations in quarterly or annual operating results, financial conditions or credit quality;

•changes in business or economic conditions;

•changes in accounting standards, policies, guidance, interpretations or principles;

•changes in recommendations or research reports about us or the financial services industry in general published by securities analysts;

•the failure of securities analysts to cover, or to continue to cover, us after this offering;

•changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•news reports relating to trends, concerns and other issues in the financial services industry;

•reports related to the impact of natural or manmade disasters in our market;

•perceptions in the marketplace regarding us and or our competitors;

•sudden increases in the demand for our common stock, including as a result of any “short squeezes;”

•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•additional investments from third parties;

•additions or departures of key personnel;

•future sales or issuance of additional shares of common stock;

•fluctuations in the stock price and operating results of our competitors;

•changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws or regulations;

•new technology used, or services offered, by competitors;

•additional investments from third parties; or

•geopolitical conditions such as acts or threats of terrorism, pandemics, trade wars, or military conflicts.

In particular, the realization of any of the risks described in this section could have an adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock over the short, medium or long term, regardless of our actual performance.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company,” as defined in Rule 12b-2 in the Exchange Act, and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various requirements generally applicable to public companies. These exemptions allow us, among other things, to present only two years of audited financial statements and discuss our results of operations for only two years in related Management’s Discussions and Analyses; not to provide an auditor attestation of our internal control over financial reporting; to take advantage of an extended transition period to comply with the new or revised accounting standards applicable to public companies; to provide reduced disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosure regarding our executive compensation; and not to seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the last day of our fiscal year following the fifth anniversary of the date of this initial public offering; (ii) the last day of the fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as defined in Rule 12b-2 in the Exchange Act, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to provide an auditor attestation of our internal control over financial reporting and reduced disclosure regarding our executive compensation arrangements in our periodic reports and proxy statements.

We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may a less active trading market for our common stock, and our stock price may be more volatile or decline.

Our directors, executive officers and greater than 10% shareholders will have the ability to influence significant corporate activities after the completion of this offering and their interests may not coincide with yours.

As of June 30, 2025, our directors, executive officers and principal shareholders (ten percent (10%) or greater shareholders) beneficially owned an aggregate of 2,795,503 shares of our common stock, or approximately 35% of our issued and outstanding shares of common stock. Following the completion of our IPO, that same group beneficially own in the aggregate approximately 28% of our outstanding common stock. Consequently, our directors, executive officers and principal shareholders will be able to influence our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

Our management has broad discretion in allocating the net proceeds of our IPO. Our failure to effectively utilize such net proceeds may have an adverse effect on our financial performance and the value of our common stock.

We may use the net proceeds of our IPO to increase the capital of the Bank in order to support our organic growth strategies, including expanding our overall market share, to strengthen our regulatory capital and for working capital and other general corporate purposes. However, we are not required to apply any portion of the net proceeds of our IPO for any particular purpose and our management could use them for purposes other than those contemplated at the time of the IPO. Accordingly, our management will have broad discretion in the application of the net proceeds from the IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. You will not have the opportunity to assess whether we are using the proceeds appropriately. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. If we do not invest or apply the net proceeds from our IPO in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We may be unable to attract or sustain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We may not pay dividends on our common stock in the future, and our ability to pay dividends is subject to certain restrictions.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We have never paid dividends on our common stock and have no current intention of paying any dividends on our common stock in the future. The Company’s ability to pay dividends is dependent on the Bank paying dividends to the Company. The ability of the Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. Further, the Bank may not pay a dividend to the Company if, after the payment of the dividend, the Bank would be undercapitalized pursuant to the FDIC’s prompt corrective active framework. In addition, under the Basel III Capital Rules, the Bank must maintain the required capital conservation buffer to avoid becoming subject to restrictions on certain capital distributions, including paying dividends to the Company. Finally, as a bank holding company our ability to declare and pay dividends is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition, and that bank holding companies should inform and consult with the Federal Reserve in advance of declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. Accordingly, if we incur an unrealized pre-tax loss as a result of our balance sheet repositioning, such a loss would negatively impact the ability of the Bank to pay dividends to the Company and the Company’s ability to pay dividends to our shareholders.

The holders of our debt obligations and preferred stock will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends, and our common stock is effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of June 20, 2025, we had an aggregate of $22.0 million of subordinated notes outstanding, net of debt issuance costs, and we did not have any outstanding preferred stock. We could incur such debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated debt and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we will be required to pay interest on the subordinated notes and dividends on any preferred stock before we will be able to pay any dividends on our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors, including holders of any preferred stock of that subsidiary.

California law and the provisions of our articles of incorporation and amended and restated bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

California corporate law and provisions of our articles of incorporation, as amended, and our third amended and restated bylaws, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% or more if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors must comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Collectively, provisions of our articles of incorporation and amended and restated bylaws and other statutory and regulatory provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. Moreover, the combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our common stock.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we will incur significant legal, accounting, insurance and other expenses. We will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and applicable securities rules and regulations. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices over those of non-public or non-reporting companies. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we have experienced prior to becoming a public company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. As a Nasdaq listed company, we will be required to prepare and file proxy materials which meet the requirements of the Exchange Act and the SEC’s proxy rules. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. In order to maintain, appropriately document and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet the standards required by the Sarbanes-Oxley Act, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Additionally, any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause our investors and potential investors to lose confidence in us, and restrict trading in, and reduce the market price of, our common stock, and potentially impact our ability to access the capital markets.

If we fail to design, implement and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control over financial reporting in the future, and our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business, financial condition and results of operations.

In the normal course of our operations, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the PCAOB, as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and, when we cease to be an emerging growth company under the JOBS Act, preclude our independent registered public accounting firm from rendering their report addressing an assessment of the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, and may negatively affect the market price of our common stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, such deficiencies could have an adverse effect on our business, financial condition or results of operations.

General Risk Factors

We are dependent on our management team and key employees.

Our success depends, in large part, on the retention of our management team and key employees. Our management team and other key employees, including those who conduct our loan origination and other business development activities, have significant industry experience. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Though we have employment agreements in place with certain members of our management team they may still elect to leave or retire at any time. The loss of any of our management team or our key employees could adversely affect our ability to execute our business strategy, and we may not be able to find adequate replacements on a timely basis, or at all.

Our future success also depends on our continuing ability to attract, develop, motivate and retain key employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Because the market for qualified individuals is highly competitive, we may not be able to attract and retain qualified officers or candidates. Failure to attract and retain a qualified management team and qualified key employees could have an adverse effect on our business, financial condition and results of operations.

Our business and operations could be negatively affected by a transition to a new Chief Executive Officer.

We depend upon all of our executive officers to direct our business strategy and operations. Mark Mordell, our Chairman, President and Chief Executive Officer, has served as our Chief Executive Officer since 2012 and he has discussed with our board of directors (the “Board”), given his tenure, his eventual retirement. Although his retirement is not imminent and Mr. Mordell has not provided our Board with any specific date for when he intends to retire from his position as our Chief Executive Officer, our Board believes it is prudent to work with Mr. Mordell to ensure an orderly and timely transition to a new and qualified Chief Executive Officer and to prepare for his eventual retirement. The Board has incentivized Mr. Mordell to facilitate a successful Chief Executive Officer succession plan by the end of the second quarter of 2027. In connection therewith, on June 19, 2024, we provided a restricted stock grant of 53,763 shares of common stock to Mr. Mordell. This restricted stock grant will vest in full provided that both (i) Mr. Mordell has not been terminated by the Company for cause or voluntarily resigned prior to the third (3rd) anniversary year of the grant date and (ii) Mr. Mordell has successfully executed a Chief Executive Officer succession plan, which includes, without limitation (a) identification of successor Chief Executive Officer candidates; (b) vetting of potential Chief Executive Officer candidates; (c) negotiation and preparation of a Chief Executive Officer compensation package and (d) employment of a successor Chief Executive Officer (the “Performance Condition”). The Performance Condition may be waived by the Board in its sole discretion. The Board’s and Mr. Mordell’s current intent is to have Mr. Mordell continue to serve as the Company’s Chairman of the Board even if he eventually retires as our Chief Executive Officer.

A transition to a new Chief Executive Officer, even if successful, could negatively affect our business strategy, growth plans, relationships with other members of executive management and with clients. As a result, our ability to successfully transition to a new Chief Executive Officer could have an adverse effect on our business, financial condition or results of operations.

Our success is largely dependent upon our ability to successfully execute our business strategy.

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. A downturn in economic conditions in our market locally or nationally, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, managing a growing number of client relationships, scaling technology platforms, hiring and retaining qualified employees and successfully implementing our strategic initiatives. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient and timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking franchise, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth. We may not have, or may not be able to develop, the knowledge or relationships necessary to be successful in new markets. Our failure to sustain our historical rate of growth, adequately manage the factors that have contributed to our growth or successfully enter new markets could have an adverse effect on our earnings and profitability and, therefore on our business, financial condition and results of operations.

We may pursue strategic acquisitions in the future, and we may not be able to overcome risks associated with such transactions.

Although we plan to continue to grow our business organically, we may explore opportunities to invest in, or to acquire, other financial institutions and businesses that we believe would complement our existing business. Our investment or acquisition activities could be material to our business and involve a number of risks including the following:

•investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•the lack of history among our management team in working together on acquisitions and related integration activities;

•the time, expense and difficulty of integrating the operations and personnel of the combined businesses;

•unexpected asset quality problems with acquired companies;

•inaccurate estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•risks of impairment to goodwill or other-than-temporary impairment of investment securities;

•potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•an inability to realize expected synergies or returns on investment;

•potential disruption of our ongoing banking business; and

•loss of key employees or key clients following our investment or acquisition.

We may not be successful in overcoming these risks or other problems encountered in connection with potential investments or acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have an adverse effect on our business, financial condition and results of operations. Additionally, if we record goodwill in connection with any acquisition, our business, financial condition and results of operations may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.

New lines of business, products, product enhancements or services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing, implementing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources. We may underestimate the appropriate level of resources or expertise necessary to make new lines of business or products successful or to realize their expected benefits. We may not achieve the milestones set in initial timetables for the development and introduction of new lines of business, products, product enhancements or services, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. We may also decide to discontinue businesses or products, due to lack of client acceptance or unprofitability. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have an adverse effect on our business, financial condition and results of operations.

Our reputation is critical to our business, and damage to it could have an adverse effect on us.

A key differentiating factor for our business is the strong reputation we are building in our markets. Maintaining a positive reputation is critical to attracting and retaining clients and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, errors or misconduct by our third-party vendors or other counterparties, litigation or regulatory actions, our failure to meet our high client service and quality standards and compliance failures.

In particular, it is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if insurance coverage is denied or not available, it could have an adverse effect on our business, financial condition and results of operations.

Additionally, as a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, clients and other third parties targeting us and our clients or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud.

Negative publicity about us, whether or not accurate, may also damage our reputation, which could have an adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We outsource some of our operational activities and accordingly depend on relationships with third-party providers for services such as core systems support, informational website hosting, internet services, online account opening and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems, many of which also depend on third party providers. The failure of these systems, a cybersecurity breach involving any of our third-party service providers or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay, expense and disruption of service.

As a result, if these third-party service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

Furthermore, third-party service providers, and banking organizations’ relationships with those providers, are subject to demanding regulatory requirements and attention by bank regulators. Our regulators may hold us responsible for any deficiencies in our oversight or control of our third-party service providers and in the performance of the parties with which we have these relationships. As a result, if our regulators assess that we have not exercised adequate oversight and control over our third-party service providers or that such providers have not performed adequately, we could be subject to administrative penalties, fines or other forms of regulatory enforcement action as well as requirements for consumer remediation, any of which could have an adverse effect on our business, financial condition and results of operations.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation, damage to our reputation and other potential losses.

Failures in, or breaches of, our computer systems and network infrastructure, or those of our third-party vendors or other service providers or our clients, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition and results of operations. In addition, our operations are dependent upon our ability to protect our computer systems and network infrastructure, including our digital banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or other users. Cybersecurity breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and damage to our reputation, and may discourage current and potential clients from using our digital banking services. Our security measures, including firewalls and penetration testing, may not prevent or detect future potential losses from system failures or cybersecurity breaches.

In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our clients. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. We and our third-party service providers have experienced these types of events in the past and expect to continue to experience them in the future. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, regulatory enforcement action, damage to our reputation, loss of clients and business or a loss of confidence in the security of our systems, products and services. The techniques used in cyber-attacks change rapidly and are increasingly sophisticated, including through the use of generative artificial intelligence and deepfakes, and we expect in the future through the use of quantum computing, and we may not be able to anticipate cyber-attacks or data security breaches. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. Our early detection and response mechanisms may be thwarted by sophisticated attacks and malware designed to avoid detection.

The development and use of artificial intelligence present risks and challenges that may adversely impact our business.

We intend to selectively incorporate AI technology in certain business processes, fraud detections, services or products, including technologies that process sensitive financial and/or personal data. For example, as an initial step, we currently use a software product with AI technology to enhance our fraud detection capabilities for our clients’ banking activity. We have also selectively employed AI technologies to assist in drafting standardized documents and communications, and to search information on the internet. Furthermore, our third-party vendors, clients or counterparties may develop or incorporate AI technology in their business processes, services or products.

The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving and includes regulation targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance, including in relation to data privacy and security requirements under laws such as the Gramm-Leach-Bliley-Act (“GLBA”), which mandates the protection of consumer financial information.

AI models, particularly generative AI models, may produce output or take action that is incorrect, that results in the release of private, confidential or proprietary information, that reflects biases included in the data on which they are trained, that produces output that is, or is perceived to be, discriminatory or unfair, that infringes on the intellectual property rights of others, or that is otherwise harmful.

While we have policies prohibiting our employees from using non-approved generative AI applications or websites on the Company or the Bank’s network, there can be no assurances that our employees will adhere to these policies or that such policies will be effective in mitigating the risks associated with using AI technology. Furthermore, although we have not authorized the use of any AI tools with personally identifiable or nonpublic information, employees may intentionally or inadvertently violate our policy by using personally identifiable or nonpublic information, including sensitive client information, with AI technologies.

Since personally identifiable or nonpublic information may be used with such technologies, there is a risk that these technologies generate output that improperly discloses such personally identifiable or nonpublic information. The use of personally identifiable or nonpublic information could result in a violation of certain laws, including data privacy laws and the data privacy and security requirements of the GLBA, exposing us to legal liability or regulatory penalties. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, ensuring adherence to our privacy policies, reducing erroneous output, eliminating bias and discrimination and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility.

Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures, which could have an adverse effect on our business, financial condition or results of operations.

Our ability to conduct our business could be disrupted by natural or man-made disasters, including pandemic viruses.

All of our offices, and a significant portion of the real estate securing loans we make, and our borrowers’ business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated, including the Bay Area. California is also prone to fires, mudslides, floods and other natural disasters. Additionally, acts of terrorism, pandemic viruses (including COVID-19 and bird flu), war, terrorism, civil unrest, violence, or other man-made disasters could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters could destroy, or cause a decline in the value of, mortgaged properties or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, adversely affect our clients, result in a decline in loan demand and loan originations, result in drawdowns of deposits by clients impacted by disasters and negatively impact the implementation of our growth strategy. Natural or man-made disasters could also disrupt our business operations more generally. We have implemented a business continuity program that allows us to move critical functions to a backup data center in the event of a catastrophe. Although this program has been tested, we cannot guarantee its effectiveness in any disaster scenarios. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster could have an adverse effect on our business, financial condition and results of operations.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

In the normal course of business, from time to time, we have in the past been and may in the future be subject to legal claims or named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, in the future our regulators may impose consent orders, civil money penalties, matters requiring attention, or similar types of supervisory criticism. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory claims or actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have an adverse effect on our business, financial condition and results of operations.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items.

The nature of our business makes us sensitive to the large body of accounting rules in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our consolidated financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have an adverse effect on our business, financial condition and results of operations.

The accuracy of our consolidated financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our possible need to revise or, if in error, restate prior period financial statements, cause damage to our reputation and the price of our common stock and could have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Unregistered Sales of Equity Securities

Prior to the closing of our initial public offering in August 2025, between January 2025 and July 2025, we granted an aggregate of 75,740 restricted shares of our common stock pursuant to our 2022 Equity Incentive Plan, as amended, to various directors, executive officers and employees. No underwriter or placement agent was involved in the issuance or sale of any of these securities, and no underwriting discounts or commissions were paid. The issuance and sale of the securities described above were made in reliance upon the exemption from registration requirements pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering pursuant to a written, compensatory benefit plan relating to compensation.

(b)Use of Proceeds

On August 11, 2025, we completed the sale of 2,610,000 shares of our common stock, at a public offering price of $23.00 per share in our initial public offering (“IPO”). Subsequently, on August 13, 2025, we completed the sale of an additional 391,500 shares of our common stock, at the public offering price pursuant to the over-allotment option granted to the underwriters in connection with the IPO. Piper Sandler & Co. and Stephens Inc., acted as joint book running managers in connection with the IPO, and D.A. Davidson & Co. and Janney, Montgomery Scott LLC acted as lead manager and co-manager, respectively, in connection with the IPO. We paid an aggregate of underwriting discounts and commissions of approximately $4.7 million and estimated offering expenses of approximately of $2.5 million in connection with the IPO, resulting in aggregate net proceeds to the Company of approximately $62.0 million. None of the expenses associated with the IPO were paid to directors, officers, affiliates, persons owning 10% or more of any class of equity securities, or their associates.

All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-288743), which was declared effective by the SEC on August 7, 2025. There have been no material changes in the planned use of proceeds from our IPO from those disclosed in our final prospectus dated as of August 7, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on August 8, 2025.

(c)Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Avidbank Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 filed with the Form S-1 filed by the Registrant on July 18, 2025)
3.2	Third Amended and Restated Bylaws of Avidbank Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 filed with the Form S-1 filed by the Registrant on July 18, 2025)
4.1	Form of Certificate of Common Stock of Avidbank Holdings, Inc. (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on August 4, 2025)
10.1*	Amended and Restated Avidbank Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 filed with the Form S-1 filed by the Registrant on July 18, 2025)
10.2*	Avidbank Holdings, Inc. 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 filed with the Form S-1 filed by the Registrant on July 18, 2025)
10.3*	Form of Restricted Stock Agreement pursuant to 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 filed with the Form S-1 filed by the Registrant on July 18, 2025)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document contained in Exhibit 101)
*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avidbank Holdings, Inc.

By:	/s/ Mark D. Mordell
Mark D. Mordell
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick T. Oakes
Patrick T. Oakes
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 18, 2025