Form 10-Q
period 2025-09-30
Avidbank Holdings, Inc.
filed 2025-11-12
CIK 1443575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 10,950,802 shares of common stock, no par value per share (the “Common Stock”), outstanding.

AVIDBANK HOLDINGS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

AVIDBANK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except per share data)	September 30, 2025	December 31, 2024

Assets
Cash and due from banks	$12,006	$8,662
Due from Federal Reserve Bank and interest-bearing deposits in banks	165,313	74,039
Total cash and cash equivalents	177,319	82,701

Securities available-for-sale, at fair value (amortized cost $174,278 and $369,155, net of allowance for credit losses of $0 and $0)	173,588	296,556
Loans, net of allowance for credit losses on loans of $21,025 in 2025 and $18,679 in 2024	1,937,560	1,846,263
Federal Home Loan Bank stock, at cost	8,409	8,409
Premises and equipment, net	1,739	2,331
Cash surrender value of bank-owned life insurance policies	12,953	12,674
Accrued interest receivable and other assets	50,886	55,554
Total assets	$2,362,454	$2,304,488

Liabilities
Deposits:
Noninterest-bearing	$471,770	$414,327
Interest-bearing	1,577,388	1,477,028
Total deposits	2,049,158	1,891,355

Subordinated debt, net	22,000	22,000
Short-term borrowings	–	185,000
Accrued interest payable and other liabilities	18,183	19,771
Total liabilities	2,089,341	2,118,126

Commitments and contingent liabilities (Note 9)

Shareholders' equity
Preferred stock - no par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	–	–
Common stock - no par value; 25,000,000 shares authorized; 10,925,102 and 7,906,761 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	169,342	106,997
Retained earnings	104,201	130,703
Accumulated other comprehensive loss, net of taxes	(430)	(51,338)
Total shareholders' equity	273,113	186,362
Total liabilities and shareholders' equity	$2,362,454	$2,304,488

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$33,880	$33,488	$98,732	$98,570
Interest on investment securities - taxable	1,126	1,745	4,517	5,326
Interest on investment securities - tax exempt	31	22	92	66
Federal Home Loan Bank dividends	184	183	550	567
Other interest income	2,033	1,198	3,532	2,968
Total interest income	37,254	36,636	107,423	107,497
Interest expense
Interest on deposits	13,776	14,602	40,272	40,130
Interest on borrowings	828	3,421	4,859	11,344
Total interest expense	14,604	18,023	45,131	51,474
Net interest income	22,650	18,613	62,292	56,023
Provision for credit losses	1,355	–	2,280	3,317
Net interest income after provision for credit losses	21,295	18,613	60,012	52,706
Noninterest income
Service charges, fees and other income	779	675	2,381	1,951
Foreign exchange income	267	246	683	706
Bank-owned life insurance income	96	90	279	415
Warrant and success fee income	–	–	273	–
Loss on sale of securities	(62,391)	–	(62,391)	–
Other investment income	315	240	339	454
Other income	82	539	293	644
Total noninterest income	(60,852)	1,790	(58,143)	4,170
Noninterest expense
Salaries and employee benefits	9,766	8,336	27,841	25,111
Occupancy and equipment	723	1,033	2,478	3,099
Data processing	792	638	2,166	1,799
Regulatory assessments	445	528	1,409	1,542
Legal and professional fees	591	534	1,817	1,686
Other operating expenses	1,162	1,028	3,219	3,043
Total noninterest expense	13,479	12,097	38,930	36,280
(Loss) / income before provision for income taxes	(53,036)	8,306	(37,061)	20,596
(Benefit) / provision for income taxes	(15,301)	2,460	(10,559)	6,038
Net (loss) / income	$(37,735)	$5,846	$(26,502)	$14,558

Net (loss) / income per common share data
Basic (loss) / earnings per common share	$(4.12)	$0.79	$(3.28)	$1.96
Diluted (loss) / earnings per common share	(4.12)	0.77	(3.28)	1.92

Weighted average shares - basic	9,168,707	7,434,726	8,069,830	7,416,173
Weighted average shares - diluted	9,168,707	7,622,428	8,069,830	7,584,349

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net (loss)/income	$(37,735)	$5,846	$(26,502)	$14,558

Other comprehensive income, before tax
Unrealized gains on securities:
Unrealized holdings gains	327	14,829	9,518	9,749
Reclassification adjustment for losses included in net income	62,391	–	62,391	–
	62,718	14,829	71,909	9,749
Derivative instruments designated as cash flow hedges:
Unrealized holdings gains on derivatives	21	20	62	63
Other comprehensive income, before tax	62,739	14,849	71,971	9,812

Tax effect	(18,044)	(4,305)	(21,063)	(2,831)
Total other comprehensive income, after tax	44,695	10,544	50,908	6,981
Comprehensive income	$6,960	$16,390	$24,406	$21,539

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
(In thousands)	Shares	Amount	Earnings	Income/(Loss)	Equity
Balance, June 30, 2025	7,923,946	$107,608	$141,936	$(45,125)	$204,419
Net income	-	-	(37,735)	-	(37,735)
Other comprehensive income	-	-	-	44,695	44,695
Issuance of common stock upon initial public offering, net of offering costs	3,001,500	61,344	-	-	61,344
Restricted stock issued, net of forfeitures and shares withheld to cover taxes	(344)	(422)	-	-	(422)
Stock-based compensation	-	812	-	-	812
Balance, September 30, 2025	10,925,102	$169,342	$104,201	$(430)	$273,113

Balance, December 31, 2024	7,906,761	$106,997	$130,703	$(51,338)	$186,362
Net income	-	-	(26,502)	-	(26,502)
Other comprehensive loss	-	-	-	50,908	50,908
Issuance of common stock upon initial public offering, net of offering costs	3,001,500	61,344	-	-	61,344
Restricted stock issued, net of forfeitures and shares withheld to cover taxes	16,841	(1,401)	-	-	(1,401)
Stock-based compensation	-	2,402	-	-	2,402
Balance, September 30, 2025	10,925,102	$169,342	$104,201	$(430)	$273,113

Balance, June 30, 2024	7,876,082	$105,487	$118,400	$(52,438)	$171,449
Net income	-	-	5,846	-	5,846
Other comprehensive income	-	-	-	10,544	10,544
Restricted stock issued, net of forfeitures and shares withheld to cover taxes	(4,264)	(185)	-	-	(185)
Stock-based compensation	-	867	-	-	867
Balance, September 30, 2024	7,871,818	$106,169	$124,246	$(41,894)	$188,521

Balance, December 31, 2023	7,770,439	$104,499	$109,688	$(48,875)	$165,312
Net income	-	-	14,558	-	14,558
Other comprehensive income	-	-	-	6,981	6,981
Restricted stock issued, net of forfeitures and shares withheld to cover taxes	101,379	(704)	-	-	(704)
Stock-based compensation	-	2,374	-	-	2,374
Balance, September 30, 2024	7,871,818	$106,169	$124,246	$(41,894)	$188,521

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Operating activities
Net (loss) / income	$(26,502)	$14,558
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,280	3,317
Depreciation, amortization and accretion	1,053	1,253
Net loss / (gain) on sale of securities	62,391	–
(Gain) / loss on disposal of premises and equipment	–	(16)
Amortization of debt issuance costs	–	76
(Increase) / decrease in deferred loan origination fees, net	(318)	18
Earnings on bank-owned life insurance policies	(279)	(265)
Repayment of operating lease liabilities	1,726	1,999
Stock-based compensation expense	2,402	2,374
Net (increase) / decrease in accrued interest receivable and other assets	(18,059)	(1,844)
Net increase / (decrease) in accrued interest payable and other liabilities	(1,613)	(5,889)
Net cash provided by operating activities	23,081	15,581

Investing activities
Purchase of available-for-sale investment securities	(163,169)	(5,266)
Proceeds from sales of available-for-sale investment securities	274,708	–
Proceeds from paydowns/maturities of available-for-sale investment securities	20,579	23,093
Net increase in loans	(93,234)	(46,221)
Proceeds from surrendered bank-owned life insurance policies	–	21,443
Purchase of premises and equipment	(93)	(24)
Proceeds from sale of premises and equipment	–	36
Net cash provided by / (used in) investing activities	38,791	(6,939)

Financing activities
Net increase in deposits	157,803	247,199
Restricted stock issued, net	(1,401)	(704)
Proceeds from the issuance of common stock upon initial public offering, net of offering costs	61,344	–
Net proceeds / (repayment) from overnight borrowings	(115,000)	(46,000)
Net proceeds / (repayment) from Federal Reserve Bank borrowings	–	(154,000)
Net proceeds / (repayment) from Federal Home Loan Bank borrowings	(70,000)	–
Net cash provided by financing activities	32,746	46,495

Net change in cash and cash equivalents	94,618	55,137

Cash and cash equivalents at beginning of period	82,701	81,396
Cash and cash equivalents at end of period	$177,319	$136,533

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest expense	$46,049	$53,553
Income taxes	4,601	6,938
Supplemental noncash disclosures
Recording of right-of-use assets in exchange for lease liabilities	$439	$–
Change in unrealized (gains) / losses on available-for-sale securities, net of tax	(50,846)	(6,918)
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

Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on the Company’s Form S-1 (File No. 333-288743).

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments in the application of certain accounting policies that involve significant estimates and assumptions. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The Company has established policies and control procedures that are intended to ensure valuation methods are well-controlled and applied consistently from period to period.

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

NOTE 2 – INVESTMENT SECURITIES

The Company did not hold securities classified as trading or held-to-maturity at September 30, 2025 or December 31, 2024. The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. Treasury securities and obligations of U.S. government agencies	$10,477	$–	$(23)	$10,454
Commercial mortgage-backed securities	4,478	–	(31)	4,447
Residential mortgage-backed securities	154,615	88	(687)	154,016
U.S. states and political subdivisions	4,708	66	(103)	4,671
Total available-for-sale securities	$174,278	$154	$(844)	$173,588

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. agencies	$578	$–	$(40)	$538
Commercial mortgage-backed securities	3,161	–	(298)	2,863
Residential mortgage-backed securities	360,713	–	(72,252)	288,461
U.S. states and political subdivisions	4,703	57	(66)	4,694
Total available-for-sale securities	$369,155	$57	$(72,656)	$296,556

Net unrealized losses on available-for-sale investment securities totaling ($492,000) were recorded as accumulated other comprehensive loss, net of tax of $198,000, within shareholders' equity at September 30, 2025. Net unrealized losses on available-for-sale investment securities totaling $51.3 million were recorded as accumulated other comprehensive income, net of tax of $21.3 million, within shareholders' equity at December 31, 2024.

During the three and nine months ended September 30, 2025, the Company sold $274.7 million in available-for-sale securities and recognized a loss of $62.4 million on the sale of the securities. The Company then purchased $163.2 million in available-for-sale securities with an average purchase yield of 4.54% and a duration of 2.8 years. In comparison, during the three and nine months ended September 30, 2024, there were no sales or calls of investment securities and no gains realized or losses recognized. There were no transfers between investment categories during the three and nine months ended September 30, 2025 or September 30, 2024.

Investment securities with unrealized losses at September 30, 2025 and December 31, 2024 are summarized and classified according to the duration of the loss period as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. government agencies	$–	$–	$455	$(23)	$455	$(23)
Commercial mortgage-backed securities	3,445	(21)	1,002	(10)	4,447	(31)
Residential mortgage-backed securities	94,817	(474)	1,793	(213)	96,610	(687)
U.S. states and political subdivisions	2,606	(103)	–	–	2,606	(103)
Total available-for-sale	$100,868	$(598)	$3,250	$(246)	$104,118	$(844)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. agencies	$–	$–	$538	$(40)	$538	$(40)
Commercial mortgage-backed securities	1,691	(54)	1,172	(244)	2,863	(298)
Residential mortgage-backed securities	2,460	(46)	286,001	(72,206)	288,461	(72,252)
U.S. states and political subdivisions	2,637	(66)	–	–	2,637	(66)
Total available-for-sale	$6,788	$(166)	$287,711	$(72,490)	$294,499	$(72,656)

At September 30, 2025, the Company held 3 securities available-for-sale, which were in a loss position for greater than 12 months. Management believes the unrealized losses on the Company’s investment securities were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. As of September 30, 2025, the Company did not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. No credit impairment was recorded for those securities in an unrealized loss position for the three and nine months ended September 30, 2025 or September 30, 2024, and there was no allowance for credit losses on securities available-for-sale recorded as of September 30, 2025 or December 31, 2024.

The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$9,999	$9,998
Due after one year through five years	–	–
Due after five years through 10 years	478	456
Due after 10 years	4,708	4,671
	15,185	15,125
Investment securities not due at a single maturity date: mortgage-backed securities	159,093	158,463
	$174,278	$173,588

Investment securities with fair values of $8.9 million and $15.5 million were pledged at September 30, 2025 and December 31, 2024, respectively, toward certain letters of credit. No investment securities were pledged to secure public deposits at September 30, 2025 or December 31, 2024.

NOTE 3 – LOANS

Outstanding loans are summarized below:

(In thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$871,873	$817,422
Construction	210,207	247,055
Residential real estate	36,286	27,422
Commercial real estate	838,759	773,259
Consumer	2,314	957
Total outstanding loans	1,959,439	1,866,115
Deferred loan origination fees, net	(854)	(1,173)
Allowance for credit losses on loans	(21,025)	(18,679)
Total loans, net of allowance for credit losses on loans	$1,937,560	$1,846,263

From time to time, the Bank pledges loans as collateral under a short-term borrowing arrangement through the Discount Window of the Federal Reserve Bank. The Bank has pledged a total of $949.2 million and $897.5 million of loans for borrowing capacity of $839.4 million and $786.5 million at September 30, 2025 and December 31, 2024, respectively. The Bank had no Federal Reserve Bank borrowings outstanding that were secured by loans as of September 30, 2025 and December 31, 2024.

The Bank has entered into an agreement providing for the pledging of loans for borrowing capacity with the Federal Home Loan Bank. The Bank pledged a total of $764.5 million of loans for remaining borrowing capacity of $500.2 million at September 30, 2025. In comparison, the Bank pledged a total of $654.8 million of loans for remaining borrowing capacity of $391.2 million at December 31, 2024. There were no FHLB borrowings outstanding at September 30 2025. Comparatively, the Bank had $70.0 million in FHLB borrowings outstanding at December 31, 2024. See Note 7 – Subordinated Debt and Other Borrowing Arrangements.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES ON LOANS

Changes in the allowance for credit losses on loans during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Balance, beginning of period	$19,624	$22,410	$18,679	$19,131
Provision for credit losses on loans	1,364	–	2,255	3,279
Charge-offs	–	(95)	–	(95)
Recoveries	37	–	91	–
Balance, end of period	$21,025	$22,315	$21,025	$22,315

Accrued interest receivable related to loans totaled $7.4 million at both September 30, 2025 and December 31, 2024 and was reported in accrued interest receivable and other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

Allocation of the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended September 30,
	2025
(In thousands)	Commercial and Industrial	Construction	Residential Real Estate	Commercial Real Estate	Consumer	Total
Balance, June 30, 2025	$12,058	$2,534	$353	$4,654	$25	$19,624
Provision for credit losses on loans (1)	959	270	25	107	3	1,364
Charge-offs	–	–	–	–	–	–
Recoveries	37	–	–	–	–	37
Balance, September 30, 2025	$13,054	$2,804	$378	$4,761	$28	$21,025

	2024
Balance, June 30, 2024	$12,589	$3,205	$144	$6,465	$7	$22,410
Provision for credit losses on loans (1)	364	44	15	(425)	2	–
Charge-offs	(95)	–	–	–	–	(95)
Recoveries	–	–	–	–	–	–
Balance, September 30, 2024	$12,858	$3,249	$159	$6,040	$9	$22,315

	For the Nine Months Ended September 30,
	2025
(In thousands)	Commercial and Industrial	Construction	Residential Real Estate	Commercial Real Estate	Consumer	Total
Balance, December 31, 2024	$10,170	$3,005	$286	$5,207	$11	$18,679
Provision for credit losses on loans (1)	2,793	(201)	92	(446)	17	2,255
Charge-offs	–	–	–	–	–	–
Recoveries	91	–	–	–	–	91
Balance, September 30, 2025	$13,054	$2,804	$378	$4,761	$28	$21,025

	2024
Balance, December 31, 2023	$9,794	$3,156	$145	$6,035	$1	$19,131
Provision for credit losses on loans (1)	3,159	93	14	5	8	3,279
Charge-offs	(95)	–	–	–	–	(95)
Recoveries	–	–	–	–	–	–
Balance, September 30, 2024	$12,858	$3,249	$159	$6,040	$9	$22,315
		9,794	3,156	145	6,035	1

(1) Excludes provision for unfunded commitments of ($9,000) and $0 for the three months ended September 30, 2025 and 2024, respectively, and $25,000 and $38,000 for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2025 and December 31, 2024:

September 30, 2025
(In thousands)	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Total Nonaccrual Loans	Loans Past Due over 89 Days Still Accruing
Commercial and industrial	$–	$2,748	$2,748	$–
Construction	–	–	–	–
Residential Real Estate	–	–	–	–
Commercial Real Estate	–	–	–	–
Consumer	–	–	–	–
Total	$–	$2,748	$2,748	$–

December 31, 2024
(In thousands)	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Total Nonaccrual Loans	Loans Past Due over 89 Days Still Accruing
Commercial and industrial	$113	$1,234	$1,347	$–
Construction	–	–	–	–
Residential Real Estate	–	–	–	–
Commercial Real Estate	–	–	–	–
Consumer	–	–	–	–
Total	$113	$1,234	$1,347	$–

The following tables present the risk category and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated. Gross charge-offs are presented for the nine months ended September 30, 2025 and the year ended December 31, 2024 in the tables below:

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2025
Commercial and industrial
Risk Rating
Pass	$148,993	$73,323	$54,257	$42,643	$28,405	$5,266	$495,531	$5,250	$853,668
Special Mention	–	–	219	3,595	–	–	5,805	–	9,619
Substandard	–	–	5,258	90	–	–	490	–	5,838
Substandard - Nonaccrual	–	–	1,522	–	–	–	–	–	1,522
Doubtful - Nonaccrual	–	–	1,226	–	–	–	–	–	1,226
Total	$148,993	$73,323	$62,482	$46,328	$28,405	$5,266	$501,826	$5,250	$871,873
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Construction
Risk Rating
Pass	$32,918	$69,283	$52,830	$22,908	$5,961	$6,942	$–	$–	$190,842
Special Mention	–	–	–	3,042	16,323	–	–	–	19,365
Total	$32,918	$69,283	$52,830	$25,950	$22,284	$6,942	$–	$–	$210,207
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Residential Real Estate
Risk Rating
Pass	$3,336	$2,267	$4,348	$669	$–	$2,739	$22,927	$–	$36,286
Total	$3,336	$2,267	$4,348	$669	$–	$2,739	$22,927	$–	$36,286
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Commercial Real Estate
Risk Rating
Pass	$148,591	$58,055	$156,400	$129,237	$125,623	$213,343	$7,510	$–	$838,759
Total	$148,591	$58,055	$156,400	$129,237	$125,623	$213,343	$7,510	$–	$838,759
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Consumer
Risk Rating
Pass	$–	$–	$–	$–	$–	$–	$2,314	$–	$2,314
Total	$–	$–	$–	$–	$–	$–	$2,314	$–	$2,314
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Total
Pass	$333,838	$202,928	$267,835	$195,457	$159,989	$228,290	$528,282	$5,250	$1,921,869
Special Mention	–	–	219	6,637	16,323	–	5,805	–	28,984
Substandard	–	–	5,258	90	–	–	490	–	5,838
Substandard - Nonaccrual	–	–	1,522	–	–	–	–	–	1,522
Doubtful - Nonaccrual	–	–	1,226	–	–	–	–	–	1,226
Total	$333,838	$202,928	$276,060	$202,184	$176,312	$228,290	$534,577	$5,250	$1,959,439

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Commercial and industrial
Risk Rating
Pass	$131,267	$95,642	$66,474	$74,282	$13,715	$6,223	$413,781	$–	$801,384
Special Mention	–	5,524	4,031	318	69	–	1,950	–	11,892
Substandard	–	–	329	–	–	–	2,470	–	2,799
Substandard - Nonaccrual	–	–	–	–	–	113	–	–	113
Doubtful - Nonaccrual	–	1,234	–	–	–	–	–	–	1,234
Total	$131,267	$102,400	$70,834	$74,600	$13,784	$6,336	$418,201	$–	$817,422
Gross charge-offs	$4,361	$–	$–	$–	$–	$–	$–	$–	$4,361

Construction
Risk Rating
Pass	$60,400	$71,819	$49,680	$23,694	$3,971	$3,780	$6,632	$–	$219,976
Special Mention	–	–	3,060	24,019	–	–	–	–	27,079
Total	$60,400	$71,819	$52,740	$47,713	$3,971	$3,780	$6,632	$–	$247,055
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Residential Real Estate
Risk Rating
Pass	$1,070	$4,395	$677	$–	$1,970	$857	$18,453	$–	$27,422
Total	$1,070	$4,395	$677	$–	$1,970	$857	$18,453	$–	$27,422
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Commercial Real Estate
Risk Rating
Pass	$58,681	$163,333	$134,121	$143,578	$46,213	$203,190	$20,723	$–	$769,839
Special Mention	–	–	–	–	–	1,420	2,000	–	3,420
Total	$58,681	$163,333	$134,121	$143,578	$46,213	$204,610	$22,723	$–	$773,259
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Consumer
Risk Rating
Pass	$–	$–	$–	$–	$–	$–	$957	$–	$957
Total	$–	$–	$–	$–	$–	$–	$957	$–	$957
Gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–	$–

Total
Pass	$251,418	$335,189	$250,952	$241,554	$65,869	$214,050	$460,546	$–	$1,819,578
Special Mention	–	5,524	7,091	24,337	69	1,420	3,950	–	42,391
Substandard	–	–	329	–	–	–	2,470	–	2,799
Substandard - Nonaccrual	–	–	–	–	–	113	–	–	113
Doubtful - Nonaccrual	–	1,234	–	–	–	–	–	–	1,234
Total	$251,418	$341,947	$258,372	$265,891	$65,938	$215,583	$466,966	$–	$1,866,115

The Company monitors loans by past due status. The following tables present the aging of past due loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(In thousands)	60-89 Days Past Due	Greater Than 89 Days and Still Accruing	Nonaccrual Loans	Total Past Due and Nonaccrual Loans	Current	Total
Commercial and industrial	$142	$–	$2,748	$2,890	$868,983	$871,873
Construction	–	–	–	–	210,207	210,207
Residential Real Estate	–	–	–	–	36,286	36,286
Commercial Real Estate	–	–	–	–	838,759	838,759
Consumer	–	–	–	–	2,314	2,314
Total	$142	$–	$2,748	$2,890	$1,956,549	$1,959,439

	December 31, 2024
(In thousands)	60-89 Days Past Due	Greater Than 89 Days and Still Accruing	Nonaccrual Loans	Total Past Due and Nonaccrual	Current	Total
Commercial and industrial	$–	$–	$1,347	$1,347	$816,075	$817,422
Construction	–	–	–	–	247,055	247,055
Residential Real Estate	–	–	–	–	27,422	27,422
Commercial Real Estate	–	–	–	–	773,259	773,259
Consumer	–	–	–	–	957	957
Total	$–	$–	$1,347	$1,347	$1,864,768	$1,866,115

Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral-dependent, are evaluated individually for purposes of determining an appropriate lifetime allowance for credit losses. Loans deemed collateral-dependent require evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The following table presents outstanding loan balances of collateral-dependent loans by portfolio segment as of December 31, 2024. There were no such collateral-dependent loans outstanding as of September 30, 2025.

Collateral Type
(In thousands)	Real Property	Business Assets	Accounts Receivable	Equipment	Total
December 31, 2024
Commercial and industrial	$113	$–	$–	$–	$113
Construction	–	–	–	–	–
Residential Real Estate	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–
Consumer	–	–	–	–	–
Total	$113	$–	$–	$–	$113

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concessions on one loan.

The following tables present the amortized cost basis of loans at September 30, 2025 and September 30, 2024, that were both experiencing financial difficulty and were modified during the three and nine months ended September 30, 2025 and 2024, by portfolio segment and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each segment of financing receivable is also presented below:

(In thousands)	Term Extension	Payment Delay and/or Term Extension	Interest Rate Reduction and/or Payment Delay	Interest Rate Reduction, Payment Delay and/or Term Extension	Principal Forgiveness, Interest Rate Reduction, Payment Delay and Term Extension	Total	% of Total Class
Three Months Ended September 30, 2025
Commercial and industrial	$–	$5,258	$–	$–	$–	$5,258	0.60%
Construction	–	–	–	–	–	–	–
Residential Real Estate	–	–	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–	–	–
Consumer	–	–	–	–	–	–	–
Total	$–	$5,258	$–	$–	$–	$5,258	0.27%

Nine Months Ended September 30, 2025
Commercial and industrial	$1,523	$5,258	$–	$–	$–	$6,781	0.78%
Construction	24,519	–	–	–	–	24,519	11.66
Residential Real Estate	–	–	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–	–	–
Consumer	–	–	–	–	–	–	–
Total	$26,042	$5,258	$–	$–	$–	$31,300	1.60%

Three Months Ended September 30, 2024
Commercial and industrial	$–	$–	$–	$–	$–	$–	–%
Construction	3,906	–	–	–	–	3,906	1.54
Residential Real Estate	–	–	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–	–	–
Consumer	–	–	–	–	–	–	–
Total	$3,906	$–	$–	$–	$–	$3,906	0.22%

Nine Months Ended September 30, 2024
Commercial and industrial	$4,326	$4,323	$–	$–	$–	$8,649	1.09%
Construction	15,148	–	–	–	–	15,148	5.96
Residential Real Estate	–	–	–	–	–	–	–
Commercial Real Estate	–	–	–	–	–	–	–
Consumer	–	–	–	–	–	–	–
Total	$19,474	$4,323	$–	$–	$–	$23,797	1.33%

Commitments to lend additional funds to borrowers included in the previous tables totaled $204,000 and $128,000 at September 30, 2025 and 2024, respectively. The Company monitors the performance of modified loans to assess the effectiveness of the modifications. There were no loans to borrowers experiencing financial difficulty, which had been modified in the prior 12 months, with a payment default during the nine months ended September 30, 2025 and 2024.

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

Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

(In thousands)
Balance Sheet Classification	September 30, 2025	December 31, 2024
Right-of-use assets:
Operating leases - Accrued interest receivable and other assets	$6,119	$6,933
Total right-of-use assets	$6,119	$6,933

Lease liabilities:
Operating leases - Accrued interest payable and other liabilities	$6,763	$7,686
Total lease liabilities	$6,763	$7,686

Lease Expense

Total lease cost was comprised solely of operating lease expense and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating lease cost	$600	$770	$1,956	$2,301
Total lease cost, net	$600	$770	$1,956	$2,301

Lease Obligations

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2025 are as follows: (in thousands)

September 30,	Leases
2026	$2,665
2027	2,742
2028	994
2029	857
2030	556
Thereafter	–
Total undiscounted lease payments	7,814
Less imputed interest	1,051
Net lease liabilities	$6,763

Supplemental Lease Information
	September 30, 2025	December 31, 2024
Operating lease weighted average remaining lease term (years)	3.33	3.87
Operating lease weighted average discount rate	2.50%	2.52%

NOTE 6 – DEPOSITS

The Company’s total deposits consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Interest-bearing checking	$1,069,344	$993,219
Savings	5,376	3,052
Money market	459,822	335,526
Time, $250,000 or more	34,986	51,009
Other time	7,860	23,459
Non-reciprocal brokered (1)	–	70,763
Total interest-bearing deposits	1,577,388	1,477,028
Noninterest-bearing deposits	471,770	414,327
Total deposits	$2,049,158	$1,891,355

(1) FDIC regulations impose a general cap on reciprocal deposits that may be exempt from brokered deposits classification equal to 20% of the Bank's total liabilities. As of September 30, 2025 and December 31, 2024, an additional $522.5 million and $470.0 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap, respectively.

Non-reciprocal brokered deposits are used to supplement the Company’s traditional deposit funding sources. At September 30, 2025, the Company had no non-reciprocal brokered deposits, and at December 31, 2024, they represented 4% of total deposits.

At September 30, 2025, scheduled maturities of time deposits were as follows:

(In thousands)
2025	$30,106
2026	10,826
2027	772
2028	–
2029 and after	1,142
Total time deposits	$42,846

Interest expense recognized on interest-bearing deposits for the three and nine months ended September 30, 2025 and September 30, 2024, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Interest-bearing checking	$9,961	$9,801	$27,974	$25,272
Savings	17	12	36	37
Money market	3,319	3,055	9,265	7,898
Time, $250,000 or more	360	310	1,031	1,001
Other time	5	500	292	1,399
Non-reciprocal brokered	114	924	1,674	4,523
Total interest-bearing deposits	$13,776	$14,602	$40,272	$40,130

Overdrawn deposit accounts reclassified as loans were $27,000 and $70,000 as of September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, the Company had two deposit relationships that exceeded 5% of total deposits. Totaling $225.4 million, together they represented 11% of total deposits. At December 31, 2024, the Company had one deposit relationship that exceeded 5% of total deposits. At $97.0 million, this deposit relationship represented 5% of total deposits.

NOTE 7 – SUBORDINATED DEBT AND OTHER BORROWING ARRANGEMENTS

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of December 30, 2029 and bear interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The notes are redeemable after five years subject to certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the balance sheet the subordinated notes are carried net of debt issuance costs, and these were fully amortized as of December 31, 2024. The interest rate paid on the subordinated notes as of September 30, 2025 was 7.57%.

The Company had unsecured Federal Funds lines of credit with its correspondent banks totaling $200.0 million at September 30, 2025 and $175.0 million at December 31, 2024. There were no borrowings outstanding as of September 30, 2025. At December 31, 2024, $115.0 million of borrowings were outstanding. The interest rate paid on the borrowings outstanding was 4.40%-4.65% as of December 31, 2024.

The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window. The Company currently has a detailed lien on certain loans to secure borrowings. The borrowing capacity under the agreement varies depending on the amount of loans pledged and totaled $839.4 million and $786.5 million as of September 30, 2025 and December 31, 2024, respectively. There were no borrowings outstanding under the agreement at September 30, 2025 or December 31, 2024.

As a member of the Federal Home Loan Bank of San Francisco, the Bank is eligible to use the FHLB’s facilities for short- and long-term borrowing. Borrowing capacity requires stock ownership in the FHLB and is based on pledged assets or a lien against certain loan categories. As of September 30, 2025, there were no borrowings outstanding from the FHLB. FHLB borrowings totaled $70.0 million with a floating rate of 4.78% as of December 31, 2024 with open maturity dates. The remaining borrowing capacity at September 30, 2025 and December 31, 2024, was $500.2 million and $391.2 million, respectively, under a detailed lien on loans.

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

Dividends paid from the Bank to the Company are restricted under certain Federal laws and regulations governing banks. In addition, the California Financial Code restricts the total dividend payment of any bank in any one year to the lesser of (1) the bank’s retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period, without the prior approval of the California Department of Financial Protection and Innovation. At September 30, 2025, $63.3 million was free of such restrictions.

Earnings Per Common Share

Due to the Company's net loss for the three and nine months ended September 30, 2025, the assumed vesting of outstanding restricted stock awards had an anti-dilutive effect on diluted earnings per share and was therefore excluded from the calculation of diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2025 and September 30, 2024 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income	$(37,735)	$5,846	$(26,502)	$14,558
Total weighted average shares outstanding - basic	9,168,707	7,434,726	8,069,830	7,416,173
Basic earnings per common share	$(4.12)	$0.79	$(3.28)	$1.96

Net income	$(37,735)	$5,846	$(26,502)	$14,558
Total weighted average shares outstanding - basic	9,168,707	7,434,726	8,069,830	7,416,173
Add: dilutive impact of restricted stock	–	187,702	–	168,176
Total weighted average shares outstanding - diluted	9,168,707	7,622,428	8,069,830	7,584,349
Diluted earnings per common share	$(4.12)	$0.77	$(3.28)	$1.92
Anti-dilutive awards (1)	2	–	11	–

(1) In periods in which there is a net loss, potential common shares shall be excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. These awards were considered anti-dilutive because the dilutive impact would increase the earnings per share.

Stock Repurchase Program

The Company announced a stock repurchase program on November 25, 2020, authorizing the repurchase of up to 5% or 307,780 shares of the Company's then outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. There is no obligation on the part of the Company to repurchase any shares of its common stock. For the three and nine months ended September 30, 2025 and September 30, 2024, no shares were repurchased.

Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of September 30, 2025 and December 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

To be categorized as well-capitalized, under the regulatory framework for prompt corrective actions, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

Actual and required capital amounts and ratios, exclusive of the capital conservation buffer, are presented below at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024

(In thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Avidbank Holdings, Inc.	$264,980	11.14%	$237,700	10.35%

Avidbank	$273,918	11.55%	$253,437	11.07%
Minimum requirement for "Well-Capitalized" institution	$118,627	5.00%	$114,510	5.00%
Minimum regulatory requirement	$94,901	4.00%	$91,608	4.00%

Common Equity Tier I
Avidbank Holdings, Inc.	$264,980	11.68%	$237,700	10.59%
Minimum regulatory requirement	$102,119	4.50%	$101,018	4.50%

Avidbank	$273,918	12.11%	$253,437	11.32%
Minimum requirement for "Well-Capitalized" institution	$147,055	6.50%	$145,515	6.50%
Minimum regulatory requirement	$101,808	4.50%	$100,741	4.50%

Tier 1 Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$264,980	11.68%	$237,700	10.59%
Minimum regulatory requirement	$136,159	6.00%	$134,690	6.00%

Avidbank	$273,918	12.11%	$253,437	11.32%
Minimum requirement for "Well-Capitalized" institution	$180,991	8.00%	$179,095	8.00%
Minimum regulatory requirement	$135,743	6.00%	$134,322	6.00%

Total Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$305,876	13.48%	$276,225	12.30%
Minimum regulatory requirement	$181,546	8.00%	$179,587	8.00%

Avidbank	$297,214	13.14%	$274,362	12.26%
Minimum requirement for "Well-Capitalized" institution	$226,239	10.00%	$223,869	10.00%
Minimum regulatory requirement	$180,991	8.00%	$179,095	8.00%

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

The Company has some commitments that are unconditionally cancellable at its discretion, and these amounts are not included in the totals below. The contractual amounts of financial instruments with off-balance sheet credit risk at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$42,070	$651,405	$39,225	$677,470
Standby letters of credit	1,674	15,899	2,190	15,853

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate, construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments to make loans are generally made for periods of 10 years or less. The fixed rate loan commitments have interest rates ranging from 0% to 15.00% and maturities ranging primarily from 1 year to 24 years.

Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a client to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to clients. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2025 and December 31, 2024. The Company recognizes these fees as revenue in other income over the term of the commitment or when the commitment is used.

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

At September 30, 2025 and December 31, 2024, in management’s judgment, a concentration of loans existed in construction and commercial real estate related loans. At both September 30, 2025 and December 31 2024, approximately 54% of the Company's loans were construction and commercial real estate related, representing 11% and 43% of total outstanding loans, respectively, at September 30, 2025 and 13% and 41%, respectively, at December 31, 2024.

Contingencies

The Company and the Bank are routinely involved in legal actions and claims which arise in the ordinary course of business. The outcome of these matters and the timing of ultimate resolution is inherently difficult to predict. We do not believe that any currently pending proceedings will have a material adverse effect on our business, financial condition or results of operation.

In accordance with Accounting Standards Codification Topic 450, the Company establishes accruals for contingencies, including any litigation, regulatory, or tax matters (but excluding standard business-related legal fees), when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate our outstanding legal and regulatory proceedings and other matters each quarter to assess our loss contingency accruals and make adjustments in such accruals, upward or downward, as appropriate, in light of additional information and based on management’s best judgment. For claims and legal actions where it is not reasonably possible that a loss may be incurred, or where we are not currently able to estimate the reasonably possible loss or range of loss, we do not establish an accrual. As of September 30, 2025, the Company did not record an accrued contingent liability. However, a loss is possible in future quarters due to a lawsuit threatened against the Bank in connection with a wire sent by the Bank on behalf of a client whose email was fraudulently compromised.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including directors and officers. As of September 30, 2025 and December 31, 2024, there were no balances outstanding for related party loans and no additions or amounts repaid during the three and nine months ended September 30, 2025 or during the year ended December 31, 2024. Undisbursed commitments to related parties totaled $5,000 as of both September 30, 2025 and December 31, 2024, respectively.

Deposits of certain officers, directors, and their associates totaled approximately $432,000 and $519,000 as of September 30, 2025 and December 31, 2024, respectively. Terms on such deposits and loan commitments were equivalent to those available to unrelated parties.

NOTE 11 – OTHER EXPENSES

Other expenses for the three and nine months ended September 30, 2025 and September 30, 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Director's fees and expenses	$198	$190	$529	$576
Correspondent bank charges	176	158	460	484
Advertising and marketing	114	97	310	289
Travel and meals	196	141	435	320
Business software and subscriptions	278	255	823	769
Other	200	187	662	605
Total other expenses	$1,162	$1,028	$3,219	$3,043

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at September 30, 2025 and December 31, 2024:

Cash and cash equivalents, Federal Funds Sold and interest-bearing deposits in other banks

The carrying amount of these instruments approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Securities available-for-sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of September 30, 2025 and December 31, 2024, all securities available for sale were Level 2.

Loans

The fair value of variable rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level 3 within the fair value hierarchy. Fair value for other loans is estimated using discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification in the fair value hierarchy. For collateral-dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above as of September 30, 2025 and December 31, 2024, follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors.

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2025 and December 31, 2024, are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2025
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$12,006	$12,006	$–	$–	$12,006
Due from Federal Reserve Bank and interest-bearing deposits in banks	165,313	165,313	–	–	165,313
Securities available-for-sale	173,588	–	173,588	–	173,588
Loans, net	1,937,560	–	–	1,919,380	1,919,380

Financial liabilities:
Deposits	2,049,158	–	1,957,090	–	1,957,090
Subordinated debt	22,000	–	–	24,625	24,625

		Fair Value Measurements at
	Carrying	December 31, 2024
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$8,662	$8,662	$–	$–	$8,662
Due from Federal Reserve Bank and interest-bearing deposits in banks	74,039	74,039	–	–	74,039
Securities available-for-sale	296,556	–	296,556	–	296,556
Loans, net	1,846,263	–	–	1,825,368	1,825,368

Financial liabilities:
Deposits	1,891,355	–	1,737,457	–	1,737,457
Subordinated debt	22,000	–	–	24,809	24,809
Short-term borrowings	185,000	185,000	–	–	185,000

Assets Recorded at Fair Value

The following tables present information about the company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2025 and December 31, 2024:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as follows:

	September 30, 2025
(In thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$10,454	$–	$10,454	$–
Commercial mortgage-backed securities	4,447	–	4,447	–
Residential mortgage-backed securities	154,016	–	154,016	–
U.S. states and political subdivisions	4,671	–	4,671	–
Total securities available-for-sale	$173,588	$–	$173,588	$–

	December 31, 2024
(In thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale
U.S. agency securities	$538	$–	$538	$–
Commercial mortgage-backed securities	2,863	–	2,863	–
Residential mortgage-backed securities	288,461	–	288,461	–
U.S. states and political subdivisions	4,694	–	4,694	–
Total securities available-for-sale	$296,556	$–	$296,556	$–

Fair values for available-for-sale investment securities are based on quoted market prices for similar securities (Level 2). During the nine months ended September 30, 2025 and 2024, there were no significant transfers in or out of Levels 1, 2 or 3.

Non-recurring Basis

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

A loan is considered to be collateral-dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At the time a loan is considered collateral-dependent, it is valued at fair value, less estimated costs to sell. Collateral-dependent loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. There were no changes in valuation techniques used during the nine months ended September 30, 2025 and 2024.

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

Collateral-dependent loans were measured at fair value and had a principal balance of $1.5 million with a valuation allowance of $1.5 million at September 30, 2025 and $113,000 with no valuation allowance at December 31, 2024.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

There were no active derivative contracts in place as of September 30, 2025 or December 31, 2024.

The Company receives equity warrants with net settlement terms in connection with extending loan commitments to certain of its clients. These warrants are obtained at the inception of a loan facility or the amendment of a loan facility. These warrants are not obtained in lieu of other fees, interest or payments. These warrants potentially provide an additional return, in addition to the traditional loan yield from interest and fees, in the event of a liquidity event of the borrowing company. The Company holds these equity warrants for future investment gains, rather than to hedge economic risks. In general, the equity warrants entitle the Company to buy a specific number of shares of the client’s stock at a specific price over a specific time period. The warrants may also include contingent provisions which provide for additional shares to be purchased at a specific price if defined future events occur, such as future rounds of equity financing by the client, or upon additional borrowings by the client. All of the Company’s equity warrants contain net share settlement provisions, which permit the client to deliver to the Company, upon the Company’s exercise of the warrant, the amount of shares with a current fair value equal to the net gain under the warrant agreement. Warrants held, which amounted to $926,000 and $663,000 at September 30, 2025 and December 31, 2024, respectively, are included in accrued interest receivable and other assets on the consolidated balance sheets.

NOTE 14 – REVENUE FROM CONTRACTS WITH CLIENTS

All of the Company’s revenue from contracts with clients in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service charges, fees and other income	$779	$675	$2,381	$1,951
Foreign exchange income	267	246	683	706
Bank owned life insurance income (1)	96	90	279	415
Loss on sale of securities (1)	(62,391)	-	(62,391)	-
Other investment income (1)	315	240	339	454
Other income (2)	82	539	566	644
Total noninterest income	$(60,852)	$1,790	$(58,143)	$4,170

(1) Not within the scope of ASC 606.
(2) The Other income category includes $48,000, $164,000, $31,000 and $70,000 of revenue within the scope of ASC 606 for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Gains/Losses on Sale of ORE – The Company records a gain from the sale of ORE when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of ORE to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the ORE asset is derecognized and the gain on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain on sale, the Company adjusts the transaction priced and related gain on sale if a significant financing component is present. There were no gains or losses on the sale of ORE during the three and nine months ended September 30, 2025 or September 30, 2024.

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

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events that occurred after September 30, 2025. During this period, up to the filing date of this quarterly report on Form 10-Q, management did not identify any material subsequent events that would require recognition or disclosure in our Consolidated Financial Statements as of or for the quarter ended September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations at and for the period ended September 30, 2025 and September 30, 2024, should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under sections entitled “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “strive,” “intend,” “plan” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

•uncertain market conditions and economic trends nationally, regionally and particularly in the Bay Area (which we define as the counties of Alameda, Contra Costa, Marin, Monterey, Napa, San Francisco, San Mateo, Santa Clara, Santa Cruz, Solano, and Sonoma) and California;

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

•our inability to successfully reposition our available-for-sale securities portfolio utilizing the proceeds from our public offering;

•incurrence of losses in connection with the repositioning of our available-for-sale securities portfolio utilizing the proceeds from our recently completed public offering;

•the effects of a prolonged government shutdown;

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

As disclosed in our Form S-1 (File No. 333-288743) filed with the SEC in connection with the IPO, proceeds from the IPO were used to increase the capital of the Bank to support our organic growth strategies, including expanding our overall market share and our lending activities, strengthening our regulatory capital, optimizing our balance sheet by repositioning a substantial portion of our available-for-sale securities portfolio as well as repaying short-term borrowings and non-core funding, and for working capital and other general corporate purposes. During the third quarter of 2025, we received $274.7 million in proceeds from securities sold as part of this repositioning of the available-for-sale securities portfolio at a pre-tax loss of $62.4 million and purchased $163.2 million in available-for-sale securities with an average purchase yield of 4.54% and a duration of 2.8 years. Additionally, we paid off short-term borrowings using proceeds from the IPO and proceeds received from the sale of these securities.

Results of Operations Highlights

We reported a net loss for the three months ended September 30, 2025 of $37.7 million, or ($4.12) per diluted share, compared to net income of $5.8 million, or $0.77 per diluted share, for the same period in 2024. For the nine months ended September 30, 2025, we reported a net loss of $26.5 million, or ($3.28) per diluted share, compared to net income of $14.6 million, or $1.92 per diluted share, for the same period in 2024. The following provides highlights of our financial results for three and nine months ended September 30, 2025:

•Net interest margin expanded to 3.90% in the third quarter of 2025, compared to 3.35% in the third quarter of 2024. For the nine months ended September 30, 2025, net interest margin was 3.68% compared to 3.42% for the same period in 2024.

•Return on average assets was (6.35%) compared to 1.02% in the third quarter of 2024. For the nine months ended September 30, 2025, return on average assets was (1.53%) compared to 0.86% for the same period in 2024. Excluding the loss from the sale of available-for-sale securities, adjusted return on average assets (non-GAAP) improved to 1.13% in the third quarter of 2025 compared to 1.02% in the third quarter of 2024. For the nine months ended September 30, 2025, adjusted return on average assets (non-GAAP) improved to 1.03% in the third quarter of 2025 compared to 0.86% in the third quarter of 2024.

•Period-end loans, net of deferred fees increased $93.6 million, or 5%, compared to December 31, 2024.

•Average deposits increased $238.3 million, or 13%, from the third quarter of 2024. For the nine months ended September 30, 2025, average deposits increased $205.2 million, or 12%, from the same period in 2024.

•The efficiency ratio was (35.28%) in the third quarter of 2025, compared to 59.29% in the third quarter of 2024. Excluding the loss from the sale of available-for-sale securities, the adjusted efficiency ratio (non-GAAP) improved to 55.72% in the third quarter of 2025 compared to 59.29% in the same period in 2024.

•Book value per share was $25.00 at September 30, 2025, an increase of $1.43, or 6%, from December 31, 2024.

•Nonperforming assets to total assets increased to 0.12% as of September 30, 2025 from 0.06% at December 31, 2024.

Consolidated Financial Highlights

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
INCOME HIGHLIGHTS
Net (loss)/income	$(37,735)	$5,846	$(26,502)	$14,558
Net income-adjusted (2)	6,707	5,846	17,940	14,558
PER SHARE DATA
Basic (loss) / earnings per share	$(4.12)	$0.79	$(3.28)	$1.96
Diluted (loss) / earnings per share	(4.12)	0.77	(3.28)	1.92
Diluted earnings per share-adjusted (2)	0.72	0.77	2.18	1.92
Book value per share	25.00	23.95	25.00	23.95
PERFORMANCE MEASURES
Return on average assets (1)	(6.35)%	1.02%	(1.53)%	0.86%
Return on average assets-adjusted (1) (2)	1.13%	1.02%	1.03%	0.86%
Return on average equity (1)	(63.19)%	12.97%	(16.88)%	11.37%
Return on average equity-adjusted (1) (2)	11.23%	12.97%	11.42%	11.37%
Net interest margin	3.90%	3.35%	3.68%	3.42%
Efficiency ratio	(35.28)%	59.29%	938.30%	60.27%
Efficiency ratio-adjusted (2)	55.72%	59.29%	58.51%	60.27%
Average loans to average deposits	94.14%	99.90%	96.05%	101.62%
CAPITAL
Tier 1 leverage ratio	11.14%	9.93%	11.14%	9.93%
Common equity tier 1 capital ratio	11.68%	10.75%	11.68%	10.75%
Tier 1 risk-based capital ratio	11.68%	10.75%	11.68%	10.75%
Total risk-based capital ratio	13.48%	12.92%	13.48%	12.92%
Common equity ratio	11.56%	8.21%	11.56%	8.21%
SHARES OUTSTANDING
Number of common shares outstanding	10,925,102	7,871,818	10,925,102	7,871,818
Average common shares outstanding - basic	9,168,707	7,434,726	8,069,830	7,416,173
Average common shares outstanding - diluted	9,168,707	7,622,428	8,069,830	7,584,349
ASSET QUALITY
Total allowance for credit losses-loans and unfunded commitments	1.19%	1.37%	1.19%	1.37%
Nonperforming assets to total assets	0.12%	0.16%	0.12%	0.16%
Nonperforming loans to total loans	0.14%	0.20%	0.14%	0.20%
Net charge-offs to average loans (1)	(0.01)%	0.02%	(0.01)%	0.01%
AVERAGE BALANCES
Loans, net of deferred loan fees	$1,924,537	$1,804,107	$1,890,413	$1,791,479
Investment securities	181,154	311,450	256,650	312,723
Total assets	2,357,158	2,272,623	2,323,365	2,253,729
Deposits	2,044,228	1,805,935	1,968,059	1,762,857
Shareholders' equity	236,903	179,260	209,965	171,043
(1) Annualized for each period presented.

(2) A non-GAAP performance measure. We provide detailed reconciliations in the table under the subsection titled "Explanation and Reconciliation of the Company’s Use of Non-GAAP Performance and Financial Measures".

Net Interest Income

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin (on a taxable equivalent basis, a non-GAAP measure) for the three months ended September 30, 2025 and 2024:

Distribution, Yield and Rate Analysis of Net Income

	Three Months Ended
	September 30, 2025			September 30, 2024
	Average		Yield/	Average		Yield/
(In thousands; except ratios)	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
ASSETS
Interest earning assets:
Loans, net of deferred fees (1) (6)	$1,924,537	$33,880	6.98%	$1,804,107	$33,488	7.38%
Due from Federal Reserve Bank and interest-bearing deposits in banks	189,921	2,033	4.25%	87,228	1,198	5.46%
Investment securities
Taxable investment securities	178,637	1,126	2.50%	309,624	1,745	2.24%
Non-taxable investment securities (2)	2,517	39	6.15%	1,826	28	6.10%
Total investment securities	181,154	1,165	2.55%	311,450	1,773	2.26%
FHLB stock	8,409	184	8.68%	8,409	183	8.66%
Total interest earning assets	2,304,021	37,262	6.42%	2,211,194	36,642	6.59%

Noninterest-earning assets:
Cash and due from banks	7,019			12,943
All other assets (3)	46,118			48,486
TOTAL ASSETS	$2,357,158			$2,272,623

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand deposits	$1,074,064	$9,961	3.68%	$903,542	$9,801	4.32%
Money market and savings	433,135	3,336	3.06%	348,125	3,067	3.50%
Time deposits	43,897	365	3.30%	75,972	810	4.24%
Non-reciprocal brokered deposits	10,283	114	4.40%	69,670	924	5.28%
Total interest-bearing deposits	1,561,379	13,776	3.50%	1,397,309	14,602	4.16%

Short-term borrowings	33,500	385	4.56%	237,370	3,121	5.23%
Subordinated debt	22,000	443	7.99%	21,970	300	5.44%
Total interest-bearing liabilities	1,616,879	14,604	3.58%	1,656,649	18,023	4.33%

Noninterest-bearing liabilities:
Demand deposits	482,849			408,626
Accrued expenses and other liabilities	20,527			28,088
Shareholders' equity	236,903			179,260
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,357,158			$2,272,623

Net interest spread			2.83%			2.26%
Net interest income and margin (4)		$22,658	3.90%		$18,619	3.35%

Non-taxable equivalent net interest margin			3.90%			3.35%

Cost of deposits	$2,044,228	$13,776	2.67%	$1,805,935	$14,602	3.22%

(1) Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees / (costs) of $444,000 and $383,000, for the three months ended September 30, 2025 and September 30, 2024, respectively.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(3) Including negative balance on average allowance for credit losses on loans of $20.1 million and $22.4 million, respectively.
(4) Net interest margin is net interest income divided by total interest-earning assets.
(5) Annualized for the periods presented.
(6) Deferred loan fees have been reclassified from all other assets to loans, net of deferred fees for all periods presented.

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

Net interest income for the three months ended September 30, 2025, was $22.7 million, an increase of $4.0 million, or 22%, compared to $18.6 million for the three months ended September 30, 2024. The increase in net interest income was primarily attributable to the decrease in borrowing expense. Also positively impacting net interest income was the decrease in average short-term borrowings that were paid off in the third quarter of 2025 using proceeds from the IPO and securities sales as part of the repositioning of our securities portfolio.

Average interest-earning assets for the three months ended September 30, 2025 increased $92.8 million compared to the same period in 2024, which included increases of $120.4 million in average total loans and $102.7 million in average balances due from the Federal Reserve Bank and interest-bearing deposits in banks, partially offset by a $130.3 million decrease in average investment securities. Average interest-bearing liabilities decreased $39.8 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a $203.9 million decrease in average short-term borrowings, a $59.4 million decrease in average non-reciprocal brokered deposits and a $32.1 million decrease in average time deposits, partially offset by increases of $170.5 million in average interest-bearing demand deposits and an increase of $85.0 million in average money market and savings. Average noninterest-bearing deposits for the three months ended September 30, 2025, increased to $74.2 million from $408.6 million for the same period in 2024.

Net interest margin for the three months ended September 30, 2025, was 3.90% compared to 3.35% for the same period in 2024. The increase was primarily driven by lower average short-term borrowings, an increase in average noninterest-bearing demand deposits, and lower cost of deposits as well as improvement in interest income due to the sale of low-yielding securities as part of the repositioning of our available-for-sale securities portfolio. Partially offsetting the improvement in net interest margin was an increase in the rate paid for subordinated debt. As of December 30, 2024, the $22.0 million of subordinated debt repriced from a fixed rate of 5.00% to a quarterly floating rate of SOFR plus 359.5 basis points, or 7.91%. As of September 30, 2025, the interest rate paid on the subordinated debt was 7.57%

The yield on total average loans of 6.98% for the three months ended September 30, 2025, declined 40 basis points compared to the same period in 2024, primarily driven by reductions in the prime rate. The yield on interest-earning assets decreased to 6.42% for the three months ended September 30, 2025, compared to 6.59% for the same period in 2024. The average cost of total deposits decreased to 2.67% for the three months ended September 30, 2025, from 3.22% for the same period in 2024, and total funding costs, including all deposits, short-term borrowings and subordinated debt, decreased to 3.58% for the three months ended September 30, 2025, compared to 4.33% for the same period 2024.

The average rate paid for short-term borrowings for the three months ended September 30, 2025, was 4.56% compared to 5.23% for the same period in 2024. The short-term borrowings typically consist of overnight borrowings. During the third quarter of 2025, short-term borrowings were paid off using proceeds from the IPO and from the sale of securities.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin (on a taxable equivalent basis, a non-GAAP measure) for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average		Yield/	Average		Yield/
(In thousands; except ratios)	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
ASSETS
Interest earning assets:
Loans, net of deferred fees (1) (6)	$1,890,413	$98,732	6.98%	$1,791,479	$98,570	7.35%
Due from Federal Reserve Bank and interest-bearing deposits in banks	109,743	3,532	4.30%	72,424	2,968	5.47%
Investment securities
Taxable investment securities	254,061	4,517	2.38%	310,891	5,325	2.29%
Non-taxable investment securities (2)	2,589	116	5.99%	1,832	84	6.12%
Total investment securities	256,650	4,633	2.41%	312,723	5,409	2.31%
FHLB stock	8,409	550	8.74%	8,409	567	9.01%
Total interest earning assets	2,265,215	107,447	6.34%	2,185,035	107,514	6.57%

Noninterest-earning assets:
Cash and due from banks	9,975			12,723
All other assets (3)	48,175			55,971
TOTAL ASSETS	$2,323,365			$2,253,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand deposits	$1,023,572	$27,974	3.65%	$811,505	$25,272	4.16%
Money market and savings	405,844	9,301	3.06%	318,811	7,935	3.32%
Time deposits	50,466	1,323	3.51%	76,725	2,400	4.18%
Non-reciprocal brokered deposits	49,978	1,674	4.48%	113,199	4,523	5.34%
Total interest-bearing deposits	1,529,860	40,272	3.52%	1,320,240	40,130	4.06%

Short-term borrowings	103,495	3,538	4.57%	271,427	10,443	5.14%
Subordinated debt	22,000	1,321	8.03%	21,944	901	5.48%
Total interest-bearing liabilities	1,655,355	45,131	3.65%	1,613,611	51,474	4.26%

Noninterest-bearing liabilities:
Demand deposits	438,199			442,617
Accrued expenses and other liabilities	19,846			26,458
Shareholders' equity	209,965			171,043
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,323,365			$2,253,729

Net interest spread			2.70%			2.31%
Net interest income and margin (4)		$62,316	3.68%		$56,040	3.42%

Non-taxable equivalent net interest margin			3.68%			3.42%

Cost of deposits	$1,968,059	$40,272	2.74%	$1,762,857	$40,130	3.04%

(1) Nonperforming loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees / (costs) of $1.4 million and $1.2 million, for the nine months ended September 30, 2025 and September 30, 2024, respectively.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(3) Including negative balance on average allowance for credit losses on loans of $19.3 million and $20.5 million, respectively.
(4) Net interest margin is net interest income divided by total interest-earning assets.
(5) Annualized for the periods presented.
(6) Deferred loan fees have been reclassified from all other assets to loans, net of deferred fees for all periods presented.

Net interest income for the nine months ended September 30, 2025, was $62.3 million, an increase of $6.3 million, or 11%, compared to $56.0 million for the nine months ended September 30, 2024. The increase in net interest income was primarily attributable to lower rates paid on deposits and short-term borrowings. Also positively impacting net interest income was the decrease in average short-term borrowings that were paid off in the third quarter of 2025 using proceeds from the IPO and securities sales as part of the repositioning of our securities portfolio.

Average interest-earning assets for the nine months ended September 30, 2025 increased $80.2 million compared to the same period in 2024, which included increases of $98.9 million in average total loans and $37.3 million in average balances due from the Federal Reserve Bank and interest-bearing deposits in banks, partially offset by a $56.1 million decrease in average investment securities resulting from the securities sales as part of the repositioning of our available-for-sale securities portfolio. Average interest-bearing liabilities increased $41.7 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a $209.6 million increase in average interest-bearing deposits, partially offset by a decrease of $167.9 million in average short-term borrowings resulting from paydowns using the proceeds from the IPO and sales of securities. Average noninterest-bearing deposits for the nine months ended September 30, 2025, decreased to $438.2 million from $442.6 million for the same period in 2024.

Net interest margin for the nine months ended September 30, 2025, was 3.68% compared to 3.42% for the same period in 2024. The increase was primarily due to lower cost of deposits and lower outstanding balances on short-term borrowings. Partially offsetting these impacts to net interest margin was an increase in the rate for subordinated debt coupled with lower yields on loans and average balances with the Federal Reserve Bank and interest-bearing deposits with banks compared to the same period in 2024.

The yield on total average loans of 6.98% for the nine months ended September 30, 2025, declined 37 basis points compared to the same period in 2024, and the yield on interest-earning assets decreased to 6.34% for the nine months ended September 30, 2025, compared to 6.57% for the same period in 2024. The average cost of total deposits decreased to 2.74% for the nine months ended September 30, 2025, from 3.04% for the same period in 2024. Total funding costs, including all deposits, short-term borrowings and subordinated debt, decreased to 3.65% for the nine months ended September 30, 2025, compared to 4.26% for the same period 2024.

The average rate paid for short-term borrowings for the nine months ended September 30, 2025, was 4.57% compared to 5.14% for the same period in 2024. The short-term borrowings typically consist of overnight borrowings. During the third quarter of 2025, short-term borrowings were paid off using proceeds from the IPO and from the sale of securities.

The following table shows the effect of the interest differential of volume and rate changes for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans, net of deferred fees	$2,120	$(1,728)	$392	$5,167	$(5,005)	$162
Due from Federal Reserve Bank and interest-bearing deposits in banks	1,099	(264)	835	1,201	(637)	564
Investment securities	(838)	230	(608)	(1,012)	236	(776)
FHLB stock	–	1	1	–	(17)	(17)
Interest expense:
Deposits
Interest-bearing demand deposits	1,581	(1,421)	160	5,796	(3,094)	2,702
Money market and savings	655	(386)	269	1,995	(629)	1,366
Time deposits	(267)	(178)	(445)	(688)	(389)	(1,077)
Non-reciprocal brokered deposits	(658)	(152)	(810)	(2,118)	(731)	(2,849)
Short-term borrowings	(2,343)	(393)	(2,736)	(5,741)	(1,164)	(6,905)
Subordinated debt	1	142	143	3	417	420
Net interest income	$3,412	$627	$4,039	$6,109	$167	$6,276

Provision for Credit Losses

Management considers a number of factors in determining the required level of the allowance for credit losses and the provision required to achieve what is believed to be an appropriate reserve level, including historical loss experience, loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations, economic forecasts, and market trends. The provision for credit losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses at a level that it considered adequate in relation to the estimated lifetime losses expected in the loan portfolio.

The provision for credit losses was $1.4 million for the three months ended September 30, 2025, an increase of $1.4 million compared to the three months ended September 30, 2024. The provision was higher in the third quarter of 2025 primarily due to higher loan balances and the addition of one nonaccrual loan. For the nine months ended September 30, 2025, provision for credit losses was $2.3 million, a decrease of $1.0 million, or 31%, compared to the nine months ended September 30, 2024. The allowance for credit losses, which includes loans and unfunded commitments, as a percentage of outstanding loans was 1.19% and 1.37% at September 30, 2025 and 2024, respectively. See further discussion of the Provision for Credit Losses and Allowance for Credit Losses in “Financial Condition—Allowance for Credit Losses.”

Noninterest Income

Noninterest income decreased $62.6 million and $62.3 million, respectively, for the three and nine months ended September 30, 2025, compared to the same periods of 2024. The decrease was primarily attributable to the $62.4 million loss on the sale of securities in the third quarter of 2025 resulting from the repositioning of the available-for-sale securities portfolio, partially offset by an increase in other investments income due to fair value adjustments and distributions.

The following table reflects the major components of the Company’s noninterest income for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024	Amount	Percent(1)	2025	2024	Amount	Percent(1)
Service charges, fees and other income	$779	$675	$104	15%	$2,381	$1,951	$430	22%
Foreign exchange income	267	246	21	9	683	706	(23)	(3)
Bank-owned life insurance income	96	90	6	7	279	415	(136)	(33)
Warrant and success fee income	–	–	–	NM	273	–	273	NM
Loss on sale of securities	(62,391)	–	(62,391)	NM	(62,391)	–	(62,391)	NM
Other investment income	315	240	75	31	339	454	(115)	(25)
Other income	82	539	(457)	(85)	293	644	(351)	(55)
Total noninterest income	$(60,852)	$1,790	$(62,642)	NM	$(58,143)	$4,170	$(62,313)	NM

(1) NM - Comparisons from positive to negative values or to zero values are considered not meaningful.

Service charges and bank fees for the three and nine months ended September 30, 2025, increased $104,000, or 15%, and $430,000, or 22%, respectively, from the same periods in 2024, primarily due to an increase in the number of client relationships.

During the three and nine months ended September 30, 2025, foreign exchange income increased $21,000, or 9%, and decreased $23,000, or 3%, respectively, compared to the same periods in 2024 as a result of the volume of transaction commissions. Foreign exchange income represents commissions earned on foreign exchange transactions, net of related commissions charged by our correspondent bank partners.

Income from bank-owned life insurance for the three and nine months ended September 30, 2025, increased $6,000, or 7%, and decreased $136,000, or 33%, respectively, compared to the same periods in 2024 due to the surrender of approximately $21 million in policies in the first quarter of 2024.

Warrant and success fee income totaled $273,000 for the nine months ended September 30, 2025. Refer to Note 13 – Derivative Financial Instruments for additional discussion of warrants.

The loss on the sale of securities for the three and nine months ended September 30, 2025, was $62.4 million. As part of the repositioning of our available-for-sale securities portfolio, we received $274.7 million in proceeds from securities sold at a pre-tax loss of $62.4 million and purchased $163.2 million in available-for-sale securities with an average purchase yield of 4.54% and a duration of 2.8 years.

Other investment income for the three and nine months ended September 30, 2025, increased $75,000 and decreased $115,000 compared to the same periods in 2024 primarily due to fair value marks and distributions on fund investments.

Other income decreased $457,000, or 85%, and $351,000, or 55%, for the three and nine months ended September 30, 2025, respectively, compared the same periods in 2024 due to proceeds received from a litigation settlement in the third quarter of 2024.

Noninterest Expense

During the three and nine months ended September 30, 2025, noninterest expense increased by $1.4 million, or 11%, to $13.5 million and by $2.7 million, or 7%, to $38.9 million, respectively, compared to the same periods in 2024. The increase included higher salaries and benefits expense related to increased investment in personnel across the entire Bank as well as IPO-related expenses, increases in legal and professional fees and data processing expense. Partially offsetting the increase in noninterest expense were decreases in occupancy and equipment expense and regulatory assessments.

The following table reflects the major components of the Company’s noninterest expense for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries and employee benefits	$9,766	$8,336	$1,430	17%	$27,841	$25,111	$2,730	11%
Occupancy and equipment	723	1,033	(310)	(30)	2,478	3,099	(621)	(20)
Data processing	792	638	154	24	2,166	1,799	367	20
Regulatory assessments	445	528	(83)	(16)	1,409	1,542	(133)	(9)
Legal and professional fees	591	534	57	11	1,817	1,686	131	8
Director's fees and expenses	198	190	8	4	529	576	(47)	(8)
Correspondent bank charges	176	158	18	11	460	484	(24)	(5)
Advertising and marketing	114	97	17	18	310	289	21	7
Travel and meals	196	141	55	39	435	320	115	36
Business software and subscriptions	278	255	23	9	823	769	54	7
Other expense	200	187	13	7	662	605	57	9
Total noninterest expense	$13,479	$12,097	$1,382	11%	$38,930	$36,280	$2,650	7%

Salaries and employee benefits expense for the three months ended September 30, 2025, was $9.8 million, an increase of $1.4 million, or 17%, compared to the three months ended September 30, 2024. The increase was primarily due to an increase in incentives expense, IPO-related expenses and lower capitalized loan origination costs. For the nine months ended September 30, 2025, salaries and employee benefits expense was $27.8 million, an increase of $2.7 million, or 11%, from the same period in 2024. The increase was primarily driven by increased investment in personnel across the entire Bank, severance expense of $222,000, IPO-related expenses and lower capitalized loan origination costs. Full time equivalent headcount totaled 151 at September 30, 2025 compared to 146 at September 30, 2024.

Occupancy and equipment expense totaled $723,000 and $2.5 million for the three and nine months ended September 30, 2025, reflecting a decrease of $310,000, or 30%, and $621,000, or 20%, respectively, from the same periods in 2024 due to lower rent expense at one of our loan production offices.

Data processing expense was $792,000 and $2.2 million for the three and nine months ended September 30, 2025, an increase of $154,000, or 24%, and $367,000, or 20%, respectively, compared to the same periods in 2024. The increase was due to higher transaction volume.

Legal and professional fees were $591,000 and $1.8 million for the three and nine months ended September 30, 2025, an increase of $57,000, or 11%, and $131,000, or 8%, respectively, from 2024. The increase was driven by legal costs related to proxy matters and general corporate and securities matters.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

Income tax expense was a benefit of $15.3 million and an expense of $2.5 million for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 and 2024 was 28.9% and 29.6%, respectively. For the nine months ended September 30, 2025 and 2024, income tax expense was a benefit of $10.6 million and and an expense of $6.0 million, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 28.5% and 29.3%, respectively. During the second quarter of 2025, there was $153,000 in additional tax expense related to the writedown of deferred tax assets that resulted from a change in the California law requiring financial institutions to apportion business income using a single sales factor instead of an equally weighted three-factor formula. This change is expected to result in a lower effective tax rate related to the state of California in future periods.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Performance and Financial Measures

This report on Form 10-Q contains certain non-GAAP (“Generally Accepted Accounting Principles”) financial measures in addition to results presented in accordance with GAAP. The table below provides reconciliations between GAAP and adjusted financial measures including fully taxable equivalent net interest income and fully taxable equivalent net interest margin. Management has presented these non-GAAP financial measures because we believe that these measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP.

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

Management believes that adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average equity, adjusted efficiency ratio, taxable equivalent net interest income and taxable equivalent net interest margin are reasonable measures to understand the Company’s core operating performance and are important to many investors in the marketplace who are interested in understanding our profitability prospects from our core operations. In addition, management reviews yields on certain asset categories and the net interest margin of the Company on a fully taxable equivalent basis. The non-GAAP taxable equivalent net interest income and net interest margin adjustments facilitate performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's 21% Federal statutory rate.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Non-GAAP adjusted net income reconciliation
Net income - GAAP	$(37,735)	$5,846	$(26,502)	$14,558
Loss on sale of securities	62,391	–	62,391	–
Tax impact of loss on sale of securities	(17,949)	–	(17,949)	–
Net income - adjusted (non-GAAP)	$6,707	$5,846	$17,940	$14,558

Non-GAAP adjusted diluted earnings per share reconciliation
Diluted earnings per share - GAAP	$(4.12)	$0.77	$(3.28)	$1.92
Loss on sale of securities, net of income tax	4.84	–	5.46	–
Diluted earnings per share - adjusted (non-GAAP)	$0.72	$0.77	$2.18	$1.92

Non-GAAP adjusted return on average assets reconciliation
Net income - GAAP	$(37,735)	$5,846	$(26,502)	$14,558
Average total assets	2,357,158	2,272,623	2,323,365	2,253,729
Return on average assets - GAAP (1)	(6.35)%	1.02%	(1.53)%	0.86%

Net income - adjusted (non-GAAP)	$6,707	$5,846	$17,940	$14,558
Average total assets	2,357,158	2,272,623	2,323,365	2,253,729
Return on average assets- adjusted (non-GAAP) (1)	1.13%	1.02%	1.03%	0.86%

Non-GAAP adjusted return on average equity reconciliation
Net income - GAAP	$(37,735)	$5,846	$(26,502)	$14,558
Average total equity	236,903	179,260	209,965	171,043
Return on average equity - GAAP (1)	(63.19)%	12.97%	(16.88)%	11.37%

Net income - adjusted (non-GAAP)	$6,707	$5,846	$17,940	$14,558
Average total equity	236,903	179,260	209,965	171,043
Return on average equity - adjusted (non-GAAP) (1)	11.23%	12.97%	11.42%	11.37%

Non-GAAP adjusted efficiency ratio reconciliation
Noninterest expense	$13,479	$12,097	$38,930	$36,280
Net interest income	22,650	18,613	62,292	56,023
Noninterest income	(60,852)	1,790	(58,143)	4,170
Efficiency ratio - GAAP	(35.28)%	59.29%	938.30%	60.27%

Noninterest expense	$13,479	$12,097	$38,930	$36,280
Net interest income	22,650	18,613	62,292	56,023
Noninterest income	(60,852)	1,790	(58,143)	4,170
Loss on sale of securities	62,391	–	62,391	–
Adjusted noninterest income	1,539	1,790	4,248	4,170
Efficiency ratio - adjusted (non-GAAP)	55.72%	59.29%	58.51%	60.27%

Non-GAAP taxable equivalent net interest income reconciliation
Net interest income - GAAP	$22,650	$18,613	$62,292	$56,023
Taxable equivalent adjustment	8	6	24	17
Net interest income - taxable equivalent (non-GAAP)	$22,658	$18,619	$62,316	$56,040

Non-GAAP taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.90%	3.35%	3.68%	3.42%
Impact of taxable equivalent adjustment	–	–	–	–
Net interest margin - taxable equivalent (non-GAAP)	3.90%	3.35%	3.68%	3.42%

(1) Annualized for the periods presented.

Financial Condition

Total assets of the Company were $2.36 billion at September 30, 2025 and $2.30 billion at December 31, 2024. Cash and cash equivalents and loans increased compared to December 31, 2024, and were partially offset by decreases in the securities portfolio and other assets.

Loans

As of September 30, 2025, gross loans totaled $1.96 billion compared to $1.87 billion at December 31, 2024. The increase from December 31, 2024, was primarily due to the increase in commercial and industrial loans and commercial real estate loans, partially offset by a decrease in construction loans. The loan portfolio was comprised of approximately 44% of commercial and industrial loans at both September 30, 2025 and December 31, 2024. Commercial real estate loans comprised 43% of our loans at September 30, 2025 compared to 41% at December 31, 2024. The loan portfolio information presented in this section should be read in conjunction with Note 3 — Loans and Note 4 — Allowance for Credit Losses on Loans of the consolidated financial statements.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution of each major loan type as of the dates indicated:

	September 30, 2025		December 31, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$871,873	44%	$817,422	44%
Construction	210,207	11%	247,055	13%
Residential real estate	36,286	2%	27,422	2%
Commercial real estate	838,759	43%	773,259	41%
Consumer	2,314	0%	957	0%
Total outstanding loans, gross	1,959,439		1,866,115
Deferred loan origination fees, net	(854)		(1,173)
Allowance for credit losses on loans	(21,025)		(18,679)
Total loans, net of allowance for credit losses on loans	$1,937,560		$1,846,263

The following tables show the maturity distribution for total loans outstanding as of September 30, 2025 and December 31, 2024:

	Contractual Loan Maturities at September 30, 2025

		After One	After Five
		Year	Years	After
	One Year	Through	Through	Fifteen
(In thousands)	or Less	Five Years	Fifteen Years	Years	Total
Commercial and industrial	$247,530	$488,104	$136,239	$–	$871,873
Construction	201,290	8,917	–	–	210,207
Residential real estate	3,267	20,899	12,120	–	36,286
Commercial real estate	75,742	199,078	563,939	–	838,759
Consumer	2,309	–	–	5	2,314
Total loans, gross	$530,138	$716,998	$712,298	$5	$1,959,439

	Contractual Loan Maturities at December 31, 2024

		After One	After Five
		Year	Years	After
	One Year	Through	Through	Fifteen
(In thousands)	or Less	Five Years	Fifteen Years	Years	Total
Commercial and industrial	$245,655	$464,545	$107,222	$–	$817,422
Construction	203,904	43,151	–	–	247,055
Residential real estate	438	15,049	11,935	–	27,422
Commercial real estate	65,758	206,018	501,483	–	773,259
Consumer	61	887	–	9	957
Total loans, gross	$515,816	$729,650	$620,640	$9	$1,866,115

The principal balances of loans are indicated by both fixed and variable rate categories as of September 30, 2025 and December 31, 2024 in the tables below:

	September 30, 2025
	Fixed	Adjustable	Floating
(In thousands)	Interest Rates	Interest Rates	Interest Rates	Total
Commercial and industrial	$109,636	$30,074	$732,163	$871,873
Construction	36,110	–	174,097	210,207
Residential real estate	2,198	7,401	26,687	36,286
Commercial real estate	329,612	494,462	14,685	838,759
Consumer	2,314	–	–	2,314
Total loans, gross	$479,870	$531,937	$947,632	$1,959,439

	December 31, 2024
	Fixed	Adjustable	Floating
(In thousands)	Interest Rates	Interest Rates	Interest Rates	Total
Commercial and industrial	$154,766	$82	$662,574	$817,422
Construction	42,063	–	204,992	247,055
Residential real estate	2,247	5,653	19,522	27,422
Commercial real estate	315,677	423,221	34,361	773,259
Consumer	957	–	–	957
Total loans, gross	$515,710	$428,956	$921,449	$1,866,115

Commercial and industrial loans consist of financing for commercial purposes in various lines of businesses, including manufacturing, service industry and professional service areas. Commercial and industrial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guarantee of the business owners. Our Venture Lending Division provides banking services to emerging growth technology companies that have received an infusion of equity capital from institutional investors such as venture capital and private equity firms. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Asset Based Lending creates lending solutions that are designed to provide capital against assets such as accounts receivable and inventory. Sponsor Finance loans are backed by well-known institutional funds/sponsors in most cases that have stepped up in distressed scenarios to provide follow on capital and right size bank debt.

The following table presents the various product types of commercial and industrial loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans
Venture	$334,865	17%	$298,562	15%
Asset-based lending (ABL)	123,567	6%	89,601	5%
Sponsor finance	244,683	12%	253,689	14%
Invoice financing	29,407	2%	34,780	2%
Other C&I	139,351	7%	140,790	8%
Total commercial and industrial loans, gross	$871,873	44%	$817,422	44%

As of September 30, 2025 and December 31, 2024, we had $838.8 million and $773.3 million, respectively, in commercial real estate loans representing 43% and 41% respectively, of our total loans. Our commercial real estate loans consist of commercial, multifamily and mixed-use property loans for investors and owner-users. Our commercial real estate loans are typically secured by multifamily, hotel/motel, retail, industrial, warehouse or other commercial properties. At both September 30, 2025 and December 31, 2024, 21% of our commercial real estate loans were for non-owner occupied purposes. All commercial real estate loans were collateralized by properties in California as of September 30, 2025 and December 31, 2024.

The following table presents the components of commercial real estate loans as of the dates indicated:

	September 30, 2025		December 31, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans
Office	$142,465	7%	$151,693	8%
Hotel/motel	78,566	4%	80,037	4%
Retail	86,909	4%	74,296	4%
Industrial	68,753	4%	58,747	3%
Warehouse	16,679	1%	15,585	1%
Other	19,551	1%	34,233	1%
Total non-owner occupied	$412,923	21%	$414,591	21%
Owner-occupied	176,183	9%	142,650	8%
Multi-family	249,653	13%	216,018	12%
Total commercial real estate, gross	$838,759	43%	$773,259	41%

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at September 30, 2025 or December 31, 2024. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Additionally, assets that have been restructured due to the borrower’s financial difficulties may also be classified as nonperforming if the restructuring does not restore the asset to a performing status.

The following table presents information regarding the Company’s nonperforming assets at the dates indicated:

	September 30,	December 31,
(In thousands)	2025	2024
Nonaccrual loans
Commercial and industrial	$2,748	$1,347
Construction	–	–
Residential real estate	–	–
Commercial real estate	–	–
Consumer	–	–
Loans over 90 days past due and still accruing	–	–
Total nonperforming loans	2,748	1,347
Other real estate owned	–	–
Total nonperforming assets	$2,748	$1,347

Nonperforming assets to total assets	0.12%	0.06%
Nonperforming loans to total loans	0.14%	0.07%

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents an amount that is intended to absorb the lifetime expected credit losses that may be sustained on outstanding loans at the balance sheet date. Additional information regarding the ACL evaluation can be found in Note 4 — Allowance for Credit Losses on Loans to our consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.

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

The following table provides information on the activity within the allowance for credit losses on loans as of and for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Allowance for credit losses on loans at the beginning of period	$19,624	$22,410	$18,679	$19,131
Provision for credit losses on loans	1,364	–	2,255	3,279
Charge-offs
Commercial and industrial	–	(95)	–	(95)
Construction	–	–	–	–
Residential real estate	–	–	–	–
Commercial real estate	–	–	–	–
Consumer	–	–	–	–
Total charge-offs	–	(95)	–	(95)
Recoveries
Commercial and industrial	37	–	91	–
Construction	–	–	–	–
Residential real estate	–	–	–	–
Commercial real estate	–	–	–	–
Consumer	–	–	–	–
Total recoveries	37	–	91	–
Net charge-offs	37	(95)	91	(95)
Allowance for credit losses on loans at the end of period	$21,025	$22,315	$21,025	$22,315

Average loans, net of deferred loan fees	1,924,537	1,804,107	1,890,413	1,791,479
Loans at the end of period, net of deferred fees	1,958,585	1,786,756	1,958,585	1,786,756
Net charge-offs to average loans (1)	(0.01)%	0.02%	(0.01)%	0.01%
Allowance for credit losses on loans to total loans	1.07%	1.25%	1.07%	1.25%
Allowance for credit losses on loans to nonperforming loans	765.10%	616.27%	765.10%	616.27%
Nonperforming loans to total loans	0.14%	0.20%	0.14%	0.20%

(1) Charge-off ratios are annualized for the periods presented.

Provision for credit losses on loans was $1.4 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, due to higher loan balances and the addition of one nonaccrual loan. For the three and nine months ended September 30, 2024, our provision for credit losses on loans of $0 and $3.3 million, respectively, was primarily attributable to growth in the loan portfolio and an impaired venture lending relationship that was ultimately charged off in the fourth quarter of 2024. The following table presents the allocation of the allowance for credit losses as of the dates indicated:

	September 30, 2025		December 31, 2024
(In thousands)	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$13,054	0.67%	$10,170	0.54%
Construction	2,804	0.14	3,005	0.16
Residential real estate	378	0.02	286	0.02
Commercial real estate	4,761	0.24	5,207	0.28
Consumer	28	0.00	11	0.00
Total	$21,025	1.07%	$18,679	1.00%

The allocations of the allowance between loan segments did not vary significantly during the periods presented.

Credit Quality Indicators

We assign a risk rating to all loans and periodically perform detailed reviews of any such loans exhibiting variances in expected payment and/or financial performance to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by us and by our regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. We individually rate loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, LTV (loan-to-value) ratios, collateral, collection experience, and other internal metrics. The risk ratings can be grouped into six major categories, defined as follows:

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

Doubtful - Nonaccrual – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

Investment Securities

Investment securities available-for-sale totaled $173.6 million at September 30, 2025, compared to $296.6 million at December 31, 2024. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. At September 30, 2025, investment securities available-for-sale had a net unrealized loss of $690,000 compared to a net unrealized loss of $72.6 million at December 31, 2024. During the three and nine months ended September 30, 2025, the Company sold $274.7 million in available-for-sale securities and recognized a loss of $62.4 million on the sale of the securities. The Company then purchased $163.2 million in available-for-sale securities with an average purchase yield of 4.54% and a duration of 2.8 years. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuates. Management evaluated all available-for-sale securities in an unrealized loss position at September 30, 2025 and December 31, 2024, and concluded no impairment existed at the balance sheet dates.

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

The following table reflects the amortized cost and fair market values for the total portfolio of investments in our securities portfolio September 30, 2025 and December 31, 2024. As of the dates indicated, none of our investment securities were classified as held-to-maturity.

	September 30, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury securities and obligations of U.S. government agencies	$10,477	$10,454	$578	$538
Commercial mortgage-backed securities	4,478	4,447	3,161	2,863
Residential mortgage-backed securities	154,615	154,016	360,713	288,461
U.S. states and political subdivisions	4,708	4,671	4,703	4,694
Total available-for-sale securities	$174,278	$173,588	$369,155	$296,556

As of September 30, 2025, the average life of the Bank’s securities was 4.6 years, and the effective duration was 3.1 years, compared to an average life of 7.9 years and effective duration of 6.2 years as of December 31, 2024.

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

	September 30, 2025
	Due less than one year		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA
(In thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
U.S. Treasury securities and obligations of U.S. government agencies	$9,999	4.22%	$–	–%	$478	2.40%	$–	–%	$10,477	4.13%
Commercial mortgage-backed securities	–	–	1,012	3.73	–	–	3,466	4.96	4,478	4.67
Residential mortgage-backed securities	–	–	–	–	–	–	154,615	4.69	154,615	4.69
U.S. states and political subdivisions	–	–	–	–	–	–	4,708	5.65	4,708	5.65
Total	$9,999	4.22%	$1,012	3.73%	$478	2.40%	$162,789	4.72%	$174,278	4.70%

(1) Weighted average yields are computed based on the amortized cost of the individual underlying securities.

	December 31, 2024
	Due after one year through five years		Due after five years through ten years		Due after ten years		Total
	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA
(In thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
U.S. agencies	$–	–%	$578	2.32%	$–	–%	$578	2.32%
Commercial mortgage-backed securities	1,014	3.73	–	–	2,147	2.86	3,161	3.14
Residential mortgage-backed securities	–	–	–	–	360,713	1.87	360,713	1.87
U.S. states and political subdivisions	–	–	–	–	4,703	5.70	4,703	5.70
Total	$1,014	3.73%	$578	2.32%	$367,563	1.92%	$369,155	1.93%

(1) Weighted average yields are computed based on the amortized cost of the individual underlying securities.

Deposits

Our deposits are generated through our bankers’ commercial banking relationships. Many of our business clients maintain liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

We participate in a reciprocal deposits network to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee equal to our reciprocal deposits balances multiplied by an annualized rate. The reciprocal deposit placement fee represents an additional cost that is not incurred with traditional deposit accounts and is factored into our overall cost of deposits. Our participation in the reciprocal deposit network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the network in the future. In particular, under FDIC regulations, qualifying reciprocal deposits which do not exceed 20% of the liabilities of the Bank may be excluded from being classified as brokered deposits. As of September 30, 2025 and December 31, 2024, our total reciprocal interest-bearing checking deposits totaled $937.2 million and $889.2 million, respectively. As a result, as of September 30, 2025 and December 31, 2024, an additional $522.5 million and $470.0 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general 20% cap.

At September 30, 2025 and December 31, 2024, approximately 23% and 22%, respectively, of our deposits were in noninterest-bearing demand deposits. The balance of our deposits at September 30, 2025 and December 31, 2024, were held in interest-bearing checking, savings and money market accounts, time and non-reciprocal brokered deposits. Approximately 75% and 71% of total deposits were held in interest-bearing checking, money market and savings deposit accounts at September 30, 2025 and December 31, 2024, respectively, which provide our clients with interest and liquidity. Time and non-reciprocal brokered deposits comprised the remaining 2% and 7% of our deposits at September 30, 2025 and December 31, 2024, respectively.

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

	September 30, 2025
(In thousands)	Balance	% of Total
Non-interest bearing demand	$471,770	23%
Interest-bearing checking	1,069,344	52%
Money market and savings	465,198	23%
Time	42,846	2%
Non-reciprocal brokered (1)	–	0%
Total deposits	$2,049,158	100%

	December 31, 2024
(In thousands)	Balance	% of Total
Non-interest bearing demand	$414,327	22%
Interest-bearing checking	993,219	53%
Money market and savings	338,578	18%
Time	74,468	3%
Non-reciprocal brokered (1)	70,763	4%
Total deposits	$1,891,355	100%

(1) FDIC regulations impose a general cap on reciprocal deposits that may be exempt from brokered deposits classification equal to 20% of the Bank's total liabilities. As of September 30, 2025 and December 31, 2024, an additional $522.5 million and $470.0 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap, respectively.

FDIC deposit insurance covers $250,000 per depositor (subject to the rules and regulations of the FDIC), per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $780.8 million and $632.6 million as of September 30, 2025 and December 31, 2024, respectively, representing approximately 38% and 33% of our total deposit portfolio as of September 30, 2025 and December 31, 2024, respectively.

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Greater Than
	Less than	(or Equal To)
(In thousands)	$250,000	$250,000	Total
Remaining maturity:
Three months or less	$6,208	$23,899	$30,107
Over three through six months	409	4,710	5,119
Over six through twelve months	1,126	4,581	5,707
Over twelve months	117	1,796	1,913
	$7,860	$34,986	$42,846

	December 31, 2024
		Greater Than
	Less than	(or Equal To)
(In thousands)	$250,000	$250,000	Total
Remaining maturity:
Three months or less	$8,193	$24,718	$32,911
Over three through six months	14,071	14,109	28,180
Over six through twelve months	1,144	11,066	12,210
Over twelve months	51	1,116	1,167
	$23,459	$51,009	$74,468

Borrowings

The Bank has several supplementary funding sources, including a secured line of credit with the Federal Home Loan Bank of San Francisco (“FHLB”) and various available unsecured lines of credit with correspondent banks.

As of September 30, 2025, total deposits increased $157.8 million compared to December 31, 2024. Based on this additional funding of deposits received, the Bank further reduced wholesale funding to 0% of total assets at September 30, 2025, compared to 11% as of December 31, 2024.

The following table summarizes our borrowings as of the periods indicated:

(In thousands)	September 30, 2025	December 31, 2024
Federal funds lines of credit	$–	$115,000
Federal Home Loan Bank advances	–	70,000
Subordinated notes, net	22,000	22,000
Total	$22,000	$207,000

Other Short-Term Borrowings

The Company had unsecured Federal Funds lines of credit from correspondent banks totaling $200.0 million at September 30, 2025 and $175.0 million at December 31, 2024, with no outstanding balance as of September 30, 2025 and $115.0 million at December 31, 2024. The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window with a borrowing capacity of $839.4 million and $786.5 million as of September 30, 2025 and December 31, 2024, respectively. There were no borrowings outstanding under this arrangement at September 30, 2025 and December 31, 2024.

Federal Home Loan Bank Advances

The Bank has a secured line of credit with the FHLB, which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged multifamily and commercial real estate loans within the Bank’s loan portfolio to establish credit availability. As of September 30, 2025, the secured line of credit had no outstanding balance and $500.2 million in remaining borrowing capacity. In comparison, at December 31, 2024, the secured line of credit had an outstanding balance of $70.0 million and $391.2 million in remaining borrowing capacity.

Long-Term Debt

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of December 30, 2029 and bear interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The interest rate as of September 30, 2025 was 7.57%. The notes are currently redeemable, subject to certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the balance sheet the subordinated notes are carried net of debt issuance costs, and these were fully amortized as of December 31, 2024.

Liquidity and Capital Resources

Liquidity Management

Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. For regulatory reporting purposes, the liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of September 30, 2025 and December 31, 2024, our reported liquidity ratios were 16.4% and 17.2%, respectively.

We maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. As of September 30, 2025, we had remaining borrowing capacity totaling $500.2 million and $839.4 million with the FHLB and Federal Reserve, respectively. The Bank maintains unsecured lines of credit with correspondent banks that provide combined availability of $200.0 million and $175.0 million at September 30, 2025 and December 31, 2024. There were no outstanding balances on these unsecured lines of credit as of September 30, 2025 and $115.0 million outstanding at December 31, 2024.

In addition to these sources of liquidity, we also utilize the ICS® network for One-Way Buy® deposits. One-Way Buy® deposits involve receiving deposits from other banks’ clients through the ICS® network. This mechanism can provide an additional source of liquidity by allowing us to increase our deposits without reciprocating. At September 30, 2025 and December 31, 2024, One-Way Buy® deposits totaled $0 and $20.0 million, respectively.

As an intermediate source of liquidity, we may sell AFS securities or allow AFS securities to mature without reinvestment in the securities portfolio. As of September 30, 2025 and December 31, 2024, our AFS securities portfolio had a fair value of $173.6 million and $296.6 million, respectively, and an amortized cost of $174.3 million and $369.2 million, respectively. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell including the marketability of the bonds, current prices and estimated losses.

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

Shareholders’ equity as of September 30, 2025, was $273.1 million, an increase of $86.8 million, or 47%, compared to $186.4 million as of December 31, 2024. The increase included net proceeds from the IPO totaling $61.3 million, improvement in accumulated other comprehensive loss of $50.9 million due to the recognized loss on the sale of available-for-sale securities, partially offset by a decrease in retained earnings of $26.5 million.

Book value per share as of September 30, 2025 and December 31, 2024, was $25.00 and $23.57, respectively. The increase from December 31, 2024, is primarily the result of improvement in accumulated other comprehensive loss due to the sale of available-for-sale securities as part of our repositioning of the securities portfolio.

Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of September 30, 2025 and December 31, 2024, respectively, 9.7% and 6.2% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the relevant quarter.

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

	Consolidated
	September 30, 2025		December 31, 2024
(In thousands)	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$305,876	13.48%	$276,225	12.30%
Tier 1 risk-based capital ratio	264,980	11.68%	237,700	10.59%
Common equity Tier 1 capital ratio	264,980	11.68%	237,700	10.59%
Tier 1 leverage ratio	264,980	11.14%	237,700	10.35%

	Bank
	September 30, 2025		December 31, 2024
(In thousands)	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$297,214	13.14%	$274,362	12.26%
Tier 1 risk-based capital ratio	273,918	12.11%	253,437	11.32%
Common equity Tier 1 capital ratio	273,918	12.11%	253,437	11.32%
Tier 1 leverage ratio	273,918	11.55%	253,437	11.07%

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

The following is a summary of our off-balance sheet commitments outstanding as of the dates indicated. The Bank has some commitments that are unconditionally cancellable at our discretion and these amounts are not included in the table below:

(In thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$693,475	$716,695
Standby letters of credit	17,573	18,043

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

Contractual Obligations

The following tables present, as of September 30, 2025 and December 31, 2024, our significant contractual obligations to third parties on debt and lease agreements and service obligations:

	September 30, 2025
		After One	After Two
	One Year	Year Through	Years Through	After
(In thousands)	or Less	Two Years	Five Years	Five years	Total
Time deposits (1)	$40,932	$773	$1,141	$–	$42,846
Subordinated debt (1)	–	–	22,000	–	22,000
Operating leases, net	2,665	3,736	1,413	–	7,814
Significant contracts (2)	1,283	1,480	2,011	–	4,774
Total	$44,880	$5,989	$26,565	$–	$77,434

(1) Amounts exclude interest.

(2) We have a significant, long-term contract for core processing services. Actual obligation is dependent on certain factors including volume and activity. For purposes of this disclosure, future obligations are estimated using 2025 expenses extrapolated over the remaining contract life.

	December 31, 2024
		After One	After Two
	One Year	Year Through	Years Through	After
(In thousands)	or Less	Two Years	Five Years	Five years	Total
Time deposits (1)	$73,301	$51	$1,116	$–	$74,468
Subordinated debt (1)	–	–	22,000	–	22,000
Operating leases, net	2,620	4,930	1,500	321	9,371
Significant contracts (2)	1,402	1,505	1,746	–	4,653
Total	$77,323	$6,486	$26,362	$321	$110,492

(1) Amounts exclude interest.

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

The Bank actively monitors and manages the Bank’s current and forecasted liquidity position, expected fund inflows and outflows, large depositor trends, contingency funding sources and other metrics. The Company maintains policies regarding liquidity levels, and ratios are presented to the ALCO quarterly. Management has also established early warning indicators to anticipate significant liquidity stress. If any of these indicators are triggered, we maintain action plans and responsibilities for each liquidity scenario and report this to ALCO.

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

Our loan-to-deposit ratio at September 30, 2025 and December 31, 2024, was 95.6% and 98.6%, respectively. As of September 30, 2025 and December 31, 2024, the Company had cash on its balance sheets of $177.3 million and $82.7 million and total other liquidity sources, including available borrowing capacity and unpledged investment securities of approximately $1.70 billion and $1.50 billion, respectively. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits were approximately 241%

and 253%, respectively.

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

	Estimated Change in Net Interest Income
Change in interest rates (basis points)	September 30, 2025	December 31, 2024
+400	23.75%	11.89%
+300	17.77	8.80
+200	11.73	5.73
+100	5.67	2.64
-100	(4.33)	(1.07)
-200	(6.83)	(0.21)
-300	(7.76)	1.88
-400	(6.39)	5.69

We expect net interest income to benefit from an increase in interest rates as the rates on interest earning assets reprice at a faster pace than the rate on interest bearing liabilities. As rates decrease, net interest income is negatively impacted as the rates on interest earning assets reprice lower at a faster pace than the rates on interest bearing liabilities. The decrease in net interest income is offset by the benefits from the floor rates on our floating rate loans. At September 30, 2025, approximately 13% of our floating rate loans were at their floor rate. As rates decrease, a larger percentage of the coupon on our floating rate loans will be at the floor rate. If rates decrease 100 basis points, 58% of our floating rate loans will be at their floor rate, and if rates decrease 400 basis points, 85% will be at their floor rate.

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

•Venture loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Declines in venture capital financing activity, as well as mergers and acquisitions and initial public offerings – may impact the financial health of some of our clients. Our venture loans are typically originated by examining and evaluating the quality of the investor syndicate, experience of the company’s senior management team, strength of relationships with management and investors, projected liquidity, performance to plan, size of addressable market, strength of product and intellectual property, if any. The loan terms vary depending on the borrowers’ business, credit rating, and financial position.

•We provide working capital, revolving lines of credit, as well as term loans, which typically include an interest-only draw period typically up to 24 months followed by an amortization period typically up to 36 months. We also attempt to negotiate the receipt of a de minimis amount of equity warrants or a success fee at loan originations and renewals. Once a loan is originated, we collect financial reporting monthly to monitor performance and compliance with any covenants and assess the likelihood of additional equity financing. Particularly, through our proactive loan monitoring and risk assessing process, we closely review the borrowers’ liquidity and cash balances on a regular basis and evaluate their ability for loan repayment and the need for new funding.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information required by this item is set forth in Note 9 – Commitments and Contingencies – Contingencies in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this quarterly report, which is incorporated by reference.

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

We primarily serve businesses and individuals located in the Bay Area of California (which we define as the counties of Alameda, Contra Costa, Marin, Monterey, Napa, San Francisco, San Mateo, Santa Clara, Santa Cruz, Solano and Sonoma). As a result, we are exposed to risks associated with lack of geographic diversification. As of September 30, 2025, 68% of our loan portfolio was located in the Bay Area and 76% of our loan portfolio was located in California, based on the location of clients for commercial borrowers and based on the location of collateral for real estate loans. Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any economic slowdown in California generally, and in the Bay Area in particular, could result in the following consequences, any of which could adversely affect the value of our assets, revenues, results of operations and financial condition: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest-bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

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

As of September 30, 2025, 98% of our commercial real estate loan portfolio was located within the Bay Area. While the Bay Area historically had a strong, robust real estate market, it has experienced significant disruption due to shifting work patterns still resulting from the Covid-19 pandemic along with the overall high cost of real estate ownership in the area. The San Francisco office market recovery, in particular, has been slower than other parts of the country, as return to office policies have been implemented slowly. Additionally, workforce reductions within the technology sector and declining demand from the life sciences industry have further impacted demand for office space in the Bay Area. Continued weakness in the Bay Area commercial real estate market could negatively affect our financial condition and results of operations through deterioration in the quality of our commercial real estate portfolio and reduced demand for many of our banking products and services.

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

As of September 30, 2025, approximately 54% of our loan portfolio was comprised of owner and non-owner occupied, construction and land development and commercial real estate loans, with substantially all of these real estate loans concentrated in California. Real property values in our market may be different from real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In addition, real estate construction and acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition and results of operations.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (the “Federal

Reserve” or “FRB”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. Our interest sensitivity profile was asset sensitive as of September 30, 2025. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected or prolonged change in market interest rates could have an adverse effect on our business, financial condition and results of operations.

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

We invest a portion of assets in investment securities. As of September 30, 2025, we held approximately 7% of our assets in an investment securities portfolio consisting primarily of agency mortgage-backed securities and agency collateralized mortgage obligations that are sensitive to changes in interest rates. Interest rate increases have resulted in, and could in the future result in, unrealized losses in our investment securities portfolio, as increases in interest rates ordinarily decrease the estimated fair value of fixed income securities and result in decreased unrealized gains or increased unrealized losses on fixed income securities. We recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security. During the third quarter of 2025 as a result of the sale and repositioning our available-for-sale securities portfolio, we sold $274.7 million in available-for-sale securities and recognized a loss of $62.4 million on the sale of the securities. We then purchased $163.2 million in available-for-sale securities with an average purchase yield of 4.54% and a duration of 2.8 years. As of September 30, 2025, our net unrealized losses on securities available-for-sale totaled $690,000, or $492,000 net of tax, which collectively equaled less than 1% of our Tier 1 capital. For additional information related to the securities portfolio repositioning, see further discussion under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

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

Reciprocal deposits are deposits exchanged through various reciprocal deposit networks to increase deposit insurance coverage. They allow us to offer our clients access to additional FDIC insurance coverage while receiving back the full amount of the client’s deposit. These programs help us efficiently manage our balance sheet and liquidity position by accessing additional funding from other institutions while mitigating risk and complying with regulatory requirements. Further, under FDIC regulations, qualifying reciprocal deposits of over 20% of the liabilities of the Bank may be classified as brokered deposits. As of September 30, 2025, we had $937.2 million of reciprocal deposits, or 46% of our total deposit portfolio, of which $522.5 million are classified as brokered deposits pursuant to FDIC regulations.

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

The FDIC limits the ability of a bank to accept brokered deposits to those insured depository institutions that are “well capitalized”. Institutions that are less than “well capitalized” cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. As of September 30, 2025, the Bank had an aggregate of $522.5 million of deposit liabilities categorized as brokered deposits. FDIC regulations impose a cap on reciprocal deposits that may be exempt from being classified as brokered deposits depending on a bank’s capitalization and rating status, including a general cap equal to 20% of the Bank’s total liabilities. As a result, as of September 30, 2025, $522.5 million of our total reciprocal deposits were considered brokered deposits by the FDIC. Accordingly, if the Bank became less than “well capitalized” for regulatory purposes, our ability to participate in any reciprocal deposit network (or otherwise accept other brokered deposits) could be limited which could adversely affect our liquidity, business, financial condition or results of operations.

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

Additionally, like many of our competitors, we rely on client deposits as our primary source of funding for our lending activities, and we continue to seek and compete for client deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of September 30, 2025, we had $2.0 billion in deposits and a loan to deposit ratio of 96%. As of the same date, using deposit account related information such as tax identification numbers, account vesting and account size, we estimate that 38% of our deposits exceeded the insurance limits established by the FDIC. Although we have historically maintained a high deposit client retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, client perceptions of our financial health and general reputation, or a loss of confidence by clients in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current client deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have an adverse effect on our business, financial condition and results of operations. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have an adverse effect on our business, financial condition and results of operations.

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

At September 30, 2025, we had approximately $796 million in Venture Lending deposits. Approximately 26% of these deposits are provided by clients who hold deposit accounts with us without a corresponding lending or credit relationship. These deposit-only clients, particularly those with large balances, may be more inclined to withdraw funds quickly in response to market stress or perceived concerns about our financial stability, as they may lack broader, long-term ties to the Bank.

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

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on clients and their businesses. Accordingly, we maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for credit losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of loan losses are necessarily subjective, and their accuracy depends on the outcome of future events. As of September 30, 2025, our allowance for credit losses on loans and unfunded commitments was $23.3 million.

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

Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for credit losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-offs for which we have not established adequate reserves, our business, financial condition and results of operations could be adversely affected at that time.

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

Commercial real estate loans usually involve higher credit risks than other types of mortgage loans. As of September 30, 2025, 43% of our loan portfolio consisted of commercial real estate, both owner-occupied, non-owner occupied and multifamily. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.

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

At September 30, 2025, we had $871.9 million of commercial and industrial loans, which comprised 44% of our total loan portfolio. Our commercial and industrial loans are originated primarily based on the anticipated cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and the repayment capacity of any guarantor. A borrower’s cash flow may be unpredictable, however, and collateral securing these loans may fluctuate in value. Although these loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

A portion of our loan portfolio consists of construction loans, which may expose us to increased credit risk.

At September 30, 2025, $210.2 million, or 11%, of our total loan portfolio consisted of construction loans. Construction lending is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because funds are advanced upon the collateral for the project based on an estimate of the costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Regarding loans originated to builders for speculative projects, changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. A downturn in the housing, or the real estate market, could increase loan delinquencies, defaults, and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

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

The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios and may be required to maintain higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of September 30, 2025, commercial real estate loans represented 300% of our Bank total risk-based capital. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and we believe strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2025, our 10 largest borrowing relationships ranged from approximately $23.9 million to $30.0 million (including unfunded commitments) and totaled approximately $267.0 million in total commitments, which represented, in the aggregate, 10% of our total outstanding commitments as of September 30, 2025. Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

Withdrawals of deposits by any one or more of our largest depositors or by one or more of our related client groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. At September 30, 2025, our ten (10) largest deposit relationships accounted for $553.0 million, or 27%, of our total deposits with each relationship accounting for more than $22.0 million. Deposits within our Corporate Banking and Venture Lending lines of business represented 63% of the top 10 deposits and 40% were located in the Bay Area as of September 30, 2025. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. All of our non-brokered deposits are based on a relationship with the client rather than a contractual agreement. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations.

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

We have historically obtained rights to acquire stock, in the form of warrants, or the right to obtain a cash success fee in certain clients as part of credit facilities within our Venture Lending division or Specialty Finance division. We may not be able to realize gains from the equity instruments in future periods or may experience a decrease in the fair value of our warrant portfolio due to fluctuations in the market prices of the underlying common stock of these companies. Similarly, the timing and amount of income, if any, from the disposition of client warrants or the right to any cash success fee typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and, in the case of warrants, the legal and contractual restrictions on our ability to sell the underlying securities. Therefore, gains from the exercise of warrants, if any, or the achievement of any success fee cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. In addition, a significant portion of the income we may realize from the disposition of client warrants or the obtaining of a success fee may be offset by expenses related to our efforts to build an infrastructure sufficient to support our present and future business activities, as well as expenses incurred in evaluating and pursuing new business opportunities. As of September 30, 2025, we had a total of 136 warrants positions in 92 clients with a total fair value of $926,000.

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

We will generate net operating losses (“NOLs”) as a result of the repositioning of our available-for-sale securities portfolio. We generally will be able to carry NOLs forward to reduce taxable income in future years, subject to applicable expiration dates and annual taxable income limitations under the Internal Revenue Code and relevant state tax codes. Under existing federal tax rules, we are generally allowed to use those NOL carryforwards to offset up to 80% of taxable income annually in subsequent taxable years at the federal level. If we are unable to generate sufficient taxable income in future periods, our ability to use the NOL's from our balance sheet repositioning will be limited or restricted.

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

•the failure of securities analysts to cover, or to continue to cover, us after the IPO;

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

We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile or decline.

Our directors, executive officers and greater than 10% shareholders will have the ability to influence significant corporate activities after the completion of this offering and their interests may not coincide with yours.

As of September 30, 2025, our directors, executive officers and principal shareholders (ten percent (10%) or greater shareholders) beneficially owned an aggregate of 3,114,888 shares of our common stock, or approximately 28%, of our issued and outstanding shares of common stock. Consequently, our directors, executive officers and principal shareholders will be able to influence our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

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

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We have never paid dividends on our common stock and have no current intention of paying any dividends on our common stock in the future. The Company’s ability to pay dividends is dependent on the Bank paying dividends to the Company. The ability of the Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. Further, the Bank may not pay a dividend to the Company if, after the payment of the dividend, the Bank would be undercapitalized pursuant to the FDIC’s prompt corrective active framework. In addition, under the Basel III Capital Rules, the Bank must maintain the required capital conservation buffer to avoid becoming subject to restrictions on certain capital distributions, including paying dividends to the Company. Finally, as a bank holding company our ability to declare and pay dividends is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition, and that bank holding companies should inform and consult with the Federal Reserve in advance of declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. Accordingly, if we incur a realized pre-tax loss as a result of our balance sheet repositioning, such a loss would negatively impact the ability of the Bank to pay dividends to the Company and the Company’s ability to pay dividends to our shareholders.

The holders of our debt obligations and preferred stock will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends, and our common stock is effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of September 30, 2025, we had an aggregate of $22.0 million of subordinated notes outstanding, net of debt issuance costs, and we did not have any outstanding preferred stock. We could incur such debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated debt and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we will be required to pay interest on the subordinated notes and dividends on any preferred stock before we will be able to pay any dividends on our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors, including holders of any preferred stock of that subsidiary.

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

There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. A downturn in economic conditions in our market locally or nationally, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-

performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, managing a growing number of client relationships, scaling technology platforms, hiring and retaining qualified employees and successfully implementing our strategic initiatives. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient and timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking franchise, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth. We may not have, or may not be able to develop, the knowledge or relationships necessary to be successful in new markets. Our failure to sustain our historical rate of growth, adequately manage the factors that have contributed to our growth or successfully enter new markets could have an adverse effect on our earnings and profitability and, therefore on our business, financial condition and results of operations.

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

All of our offices, and a significant portion of the real estate securing loans we make, and our borrowers’ business operations in general, are located in California. California has had and will continue to have major earthquakes in areas where a significant portion of the collateral and assets of our borrowers are concentrated, including the Bay Area. California is also prone to fires, mudslides, floods and other natural disasters. Additionally, acts of terrorism, pandemic viruses (including COVID-19 and bird flu), war, terrorism, civil unrest, violence, prolonged government shutdown, or other man-made disasters could also cause disruptions to our business or to the economy as a whole. The occurrence of natural or man-made disasters could destroy, or cause a decline in the value of, mortgaged properties or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, adversely affect our clients, result in a decline in loan demand and loan originations, result in drawdowns of deposits by clients impacted by disasters and negatively impact the implementation of our growth strategy. Natural or man-made disasters could also disrupt our business operations more generally. We have implemented a business continuity program that allows us to move critical functions to a backup data center in the event of a catastrophe. Although this program has been tested, we cannot guarantee its effectiveness in any disaster scenarios. Regardless of the effectiveness of our disaster recovery and business continuity plan, the occurrence of any natural or man-made disaster could have an adverse effect on our business, financial condition and results of operations.

Litigation and regulatory actions, including possible enforcement actions, and other legal claims and liabilities, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

In the normal course of business, from time to time, we have in the past been, are currently and may in the future be subject to legal claims (both actual and threatened) or named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, in the future our regulators may impose consent orders, civil money penalties, matters requiring attention, or similar types of supervisory criticism. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory claims or actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of any legal and regulatory actions could have an adverse effect on our business, financial condition and results of operations. See further Note 9 – Commitments and Contingencies – Contingencies of this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Unregistered Sales of Equity Securities

None.

(b)Use of Proceeds

On August 11, 2025, we completed the sale of 2,610,000 shares of our common stock, at a public offering price of $23.00 per share in our initial public offering (“IPO”). Subsequently, on August 13, 2025, we completed the sale of an additional 391,500 shares of our common stock, at the public offering price pursuant to the over-allotment option granted to the underwriters in connection with the IPO. Piper Sandler & Co. and Stephens Inc., acted as joint book running managers in connection with the IPO, and D.A. Davidson & Co. and Janney, Montgomery Scott LLC acted as lead manager and co-manager, respectively, in connection with the IPO. We paid an aggregate of underwriting discounts and commissions of approximately $4.7 million and estimated offering expenses of approximately of $3.0 million in connection with the IPO, resulting in aggregate net proceeds to the Company of $61.3 million. None of the expenses associated with the IPO were paid to directors, officers, affiliates, persons owning 10% or more of any class of equity securities, or their associates.

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

(c)Issuer Purchases of Equity Securities

The Company announced a stock repurchase program on November 25, 2020, authorizing the repurchase of up to 5% or 307,780 shares of the Company’s then outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. There is no obligation on the part of the Company to repurchase any shares of its common stock. See further Note 8 – Shareholders’ Equity – Stock Repurchase Program.

For the three months ended September 30, 2025, no shares were repurchased under the stock repurchase program.

In connection with income tax withholding obligations related to the vesting of restricted stock, the grantees may surrender awards necessary to cover the statutory tax withholding requirements. The following table provides information about shares of our Common Stock surrendered during the quarter ended September 30, 2025 to settle employee tax withholding obligations related to the vesting of restricted stock awards and such remitted shares were not part of the publicly announced stock repurchase program.

Period	Total Number of Shares of Stock Purchased (1)	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	–	$–	–	282,433
August 1, 2025 to August 31, 2025	2,326	24.20	–	282,433
September 1, 2025 to September 30, 2025	13,918	26.23	–	282,433
Total	16,244	$25.94	–	282,433

(1) Represents shares of Common Stock remitted to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock in shares of Common Stock. The value of such shares of Common Stock remitted to the Company was based on the closing price of the Company's Common Stock on the applicable withholding date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick T. Oakes
Patrick T. Oakes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 12, 2025