Form 10-K
period 2025-12-31
Avidbank Holdings, Inc.
filed 2026-03-18
CIK 1443575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-42792

AVIDBANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

California	26-1731009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1732 North 1st Street

San Jose, California 95112

(Address of principal executive offices)

(408) 200-7390

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	AVBH	NASDAQ Global Select Market
(Title of class)	(Trading Symbol)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $57.0 million on June 30, 2025, based on the closing price per common share of $20.43 on that date.

Number of shares outstanding of the registrant’s common stock as of February 27, 2026: 10,981,767

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

AVIDBANK HOLDINGS, INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “strive,” “intend,” “plan” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

We have made the forward-looking statements in this report based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties and could be affected by many factors. Factors that could have a material adverse effect on our business, financial condition, results of operations and future growth prospects can be found in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and elsewhere in this report. These factors include, but are not limited to, the following:

•

uncertain market conditions and economic trends nationally, regionally and particularly in the Bay Area (which we define as the counties of Alameda, Contra Costa, Marin, Monterey, Napa, San Francisco, San Mateo, Santa Clara, Santa Cruz, Solano and Sonoma) and California;

•

economic conditions affecting the venture capital and private equity industries, including any decline in overall portfolio company investment, merger and acquisition activity and other liquidity events affecting venture and private equity fund and their portfolio companies;

•	risks related to the concentration of our business in California, and specifically within the Bay Area, including risks associated with any downturn in the real estate sector;
•	incurrence of losses in connection with the repositioning of our available-for-sale securities portfolio utilizing the proceeds from our recently completed public offering;
•	the effects of a prolonged government shutdown;
•	the occurrence of significant natural disasters, including fires and earthquakes, and acts of war or terrorism;
•	our ability to conduct our business could be disrupted by natural or man-made disasters, including the effects of pandemic viruses;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
•	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and the value of loan collateral and securities;
•	our ability to attract and retain executive officers and key employees and their client and community relationships;
•	adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality and losses in our loan portfolio;
•	the costs of effects and results of legal and regulatory developments, including legal proceedings and lawsuits we are or may become subject to;
•	the results of regulatory examinations or reviews and the effect of and our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to;
•	our level of nonperforming assets and the costs associated with resolving problem loans;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our growth strategy and operations or to meet increased minimum regulatory capital levels;
•	the effects of increased competition from a wide variety of local, regional, national and other providers of financial services;

•	technological changes and developments;
•	negative trends in our market capitalization and adverse changes in the price of our common stock;
•	risks associated with unauthorized access, cyber-crime and other threats to data security;
•	the effects of any strategic transactions we may make or evaluate, and the costs associated with any potential or actual strategic transaction;
•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including supervisory actions by federal and state banking agencies;
•	the impact of recent and future legislative and regulatory changes, including changes in banking, accounting, securities and tax laws and regulations and their application by our regulators, and economic stimulus programs;
•	governmental monetary and fiscal policies, including the policies of the Federal Reserve and policies related to tariffs;
•	our ability to implement, maintain and improve effective internal controls;
•	our use of the net proceeds from our recent public offering;
•	our success at managing any of the risks involved in the foregoing items; and
•	other factors that are discussed in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

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

PART I

Item 1. Business

Overview

We are Avidbank Holdings, a bank holding company based in San Jose, California that operates through our wholly owned subsidiary, Avidbank, a California state-chartered bank ("Avidbank" or the "Bank"). Founded in 2003, Avidbank is a full-service commercial bank dedicated to providing innovative banking solutions to a diverse client base, including small-to-medium sized businesses, technology companies, and individuals through robust portfolios of lending products, deposit services, and digital banking capabilities. We believe we provide competitive deposit products and treasury management solutions with a high-touch, relationship-driven approach, guided by our commitment to being Responsive, Collaborative & Accountable—principles we embody in every client interaction. Our experienced management team focuses on loan growth while striving to maintain excellent credit quality, core deposit expansion, noninterest income growth and improving operational efficiency. We focus on corporate banking, commercial real estate, and real estate construction lending in the Bay Area (which we define as the counties of Alameda, Contra Costa, Marin, Monterey, Napa, San Francisco, San Mateo, Santa Clara, Santa Cruz, Solano, and Sonoma), while also maintaining a growing national presence in Venture Lending and Specialty Finance.

As of December 31, 2025, we had total consolidated assets of $2.57 billion, total loans of $2.15 billion, total deposits of $2.19 billion and total shareholders’ equity of $281.0 million.

Initial Public Offering and Repositioning of our Available-for-Sale Securities Portfolio

On August 11, 2025, the Company completed the sale of 2,610,000 shares of common stock, no par value per share, at a public offering price of $23.00 per share in its initial public offering (“IPO”). On August 13, 2025, the underwriters fully exercised their option to purchase an additional 391,500 shares of Common Stock in connection with the IPO, at the public offering price.

Proceeds from the IPO were used to increase the capital of the Bank to support our organic growth strategies, including expanding our overall market share and our lending activities, strengthening our regulatory capital, optimizing our balance sheet by repositioning a substantial portion of our available-for-sale securities portfolio as well as repaying short-term borrowings and non-core funding, and for working capital and other general corporate purposes. We received $274.7 million in proceeds from securities sold as part of this repositioning of the available-for-sale securities portfolio during the third quarter of 2025 at a pre-tax loss of $62.4 million and purchased $205.4 million in available-for-sale securities with an average purchase yield of 4.57% and a duration of 5.4 years. Additionally, we paid off existing short-term borrowings using proceeds from the IPO.

Our Market Area

The Bank operates with one branch located in San Jose, California and one loan production office in each of San Francisco, California and Redwood City, California. In addition, our Specialty Finance and Venture Lending divisions have bankers and customers located throughout the United States. We have banking relationships in 39 states with approximately 26% of our loan balances located outside of California as of December 31, 2025.

Strategic Focus

We aim to drive sustainable organic growth by leveraging our established platform, capitalizing on market disruption, and adapting to an evolving banking landscape. Our strategic goals include:

•	Focusing on delivering an excellent customer experience by building strong client relationships, personalized service, and competitive offerings and products;

•	Maintaining strong credit quality and culture;

•	Continuing to scale our Corporate Banking, Venture Lending and Specialty Finance divisions by hiring new bankers opportunistically, while maintaining measured growth in our Commercial Real Estate and Construction divisions;

•	Expanding our deposit base through a balanced mix of commercial relationships, treasury management services, and specialized deposit products, improving liquidity and increasing non-interest income;

•	Enhancing our disciplined cost management culture and improving the efficiency of our bank operations; and

•	Focusing on a culture that enhances employee engagement, satisfaction, and productivity.

Our Banking Divisions

The Bank is a full-service commercial bank with a focus in the Bay Area through our Corporate Banking, Commercial Real Estate, and Construction Lending divisions, and expanded reach both in the Bay Area and nationally through our Venture Lending and Specialty Finance divisions. In addition to providing products and services, the Bank emphasizes long-standing client relationships and tailors its products and services to meet the unique needs of its customers. Each loan is sourced and placed in a specific division based on product type and source of repayment.

The Bank’s commercial and industrial lending takes place in three divisions: Corporate Banking, Venture Lending, and Specialty Finance. Each of these divisions caters to different borrower profiles based on our initial loan origination assessment, which are defined as follows. Generally, Corporate Banking clients generate positive cash flow but have no institutional investors. Venture Lending clients are backed by institutional investors but have negative cash flow. Sponsor Finance clients within the Specialty Finance division are backed by institutional investors and generate positive cash flow, and the typical use of proceeds is to help facilitate an acquisition. In addition to Sponsor Finance, the Specialty Finance division also offers Asset-Based Lending and Accounts Receivable Factoring/Finance products. Because the latter two products include more stringent funding controls, occasionally after the loans are successfully originated, clients have been transitioned from other divisions into these products as a risk management tool.

More detail on our five banking divisions is as follows:

Corporate Banking Division

The Corporate Banking division specializes in delivering customized Commercial & Industrial lending solutions to small to mid-sized privately held businesses across a wide range of industries in the Bay Area. These loans are primarily used for funding operations, expansions, acquisitions and owner-occupied real estate loan acquisitions or refinances. Borrowers typically demonstrate consistent historical profitability, low balance sheet leverage and high liquidity. Our primary source of repayment is cash flow generated by the business, which is typically bolstered by personal guarantees. Loan terms range from 12 months for short-term working capital needs to 10 years for long-term real estate holdings. The loans typically have sizes of up to $20 million. The Bank’s client relationships include the borrower’s banking business in addition to the business of its owner(s) and often one or more affiliated entities.

To a significantly lesser extent, the Bank also offers home equity lines of credit and consumer loans in our Corporate Banking, Commercial Real Estate, and Construction Lending divisions. Home equity lines of credit are loans made with a residence serving as collateral and may have a variety of reasons for the borrowing including providing funding to a business or paying for large personal expenditures. Consumer loans are primarily extended to individuals that may be unsecured or secured by collateral other than real estate. The unsecured loans are generally revolving personal lines of credit to established clients. As of December 31, 2025, our Corporate Banking deposits and loans totaled approximately $635 million and approximately $423 million, respectively.

Commercial Real Estate Division

This division is focused on term financing for commercial, multi-family and mixed-use properties throughout the Bay Area. Our team of local lenders provides financing for commercial real estate purchases and refinances, leveraging deep market expertise to structure loans that align with borrower needs and their investment objectives. The loans typically have sizes of up to $20 million and include acquisition and bridge to long term/permanent commercial real estate financing. Our commercial real estate loans are typically secured by multifamily, office, industrial, retail or other commercial properties. Our commercial real estate loans generally have amortization terms of 15 to 25 years with adjustable interest rates. As of December 31, 2025, our commercial real estate deposits and loans totaled approximately $43 million and approximately $612 million, respectively.

Construction Lending Division

The Construction Lending division specializes in financing the construction of high-end residential properties for experienced local developers and homeowners throughout the Bay Area. With deep roots in the community and long-standing relationships with local developers, our team brings extensive skill and knowledge of the region’s development landscape. We offer financing across all stages of development, including land acquisition, pre-development and construction for residential and commercial projects. These loans are designed to support both individual and commercial development projects and normally have sizes of up to $18 million. The maximum loan-to-value ratio is generally 70% of the lesser of the appraised value or the purchase price of the property, which ratio is subject to increase over the term of the loan if there are significant cost overruns or a decrease in the value of the property. As of December 31, 2025, our Construction Lending deposits and loans totaled approximately $21 million and approximately $242 million, respectively.

Venture Lending Division

Started in 2019, our Venture Lending division provides banking services to a broad spectrum of venture-backed technology companies and directly to venture capital and private equity firms. With team members positioned in key innovation hubs nationwide, we support emerging technology companies across the country that have secured equity capital from institutional investors, including venture capital and private equity firms. The banking needs of these clients are such that Venture Lending clients commonly generate balances of deposits well in excess of their borrowing needs.

Our targeted venture-backed technology clients are primarily companies that have received at least one round of funding from institutional investors and operate in industries such as software, information technology, fintech, telecommunications and digital healthcare. These technology companies normally have strong revenue growth with negative operating cash flows and no record of profitability while typically relying on future rounds of investor funding as our primary source of repayment. Loan sizes are typically up to $20 million. As of December 31, 2025, our Venture Lending deposits and loans totaled approximately $852 million and approximately $377 million, respectively, with 75% of deposits tied to existing lending relationships.

Specialty Finance Division

Specialty Finance is made up of three teams providing unique credit solutions: Sponsor Finance Lending, Asset Based Lending and Accounts Receivable Factoring/Finance.

Sponsor Finance Lending provides traditional private equity and search fund backed acquisition financing to lower-middle market businesses across the United States, with loans typically sized up to $20 million. Our portfolio spans a diverse range of industries, including software, healthcare, managed services, industrial services, staffing, manufacturing, behavioral health, media, retail, and education. Our primary source of repayment is cash flow generated from the business. With over a decade of experience, we have cultivated strong relationships with institutional funds and search fund sponsors.

Asset-Based Lending provides tailored financing solutions to businesses across the United States secured by assets such as accounts receivable and inventory. Loan sizes are typically up to $20 million. Our target customers typically represent manufacturing, wholesaling and technology companies. Our primary source of repayment is collections from such collaterals (i.e., accounts receivable and inventory sales), and these loans have more stringent controls including a Lockbox and/or Bancontrol account than the accounts receivable based lines provided to Venture Lending or Sponsor Finance clients, which clients generally have stronger balance sheets and/or generate positive cash flow. We endeavor to work with a diverse set of clients in order to avoid industry concentration risk in our Asset-Based Lending portfolio.

Accounts Receivable Factoring/Finance provides invoice finance solutions to a variety of businesses nationally. Loan sizes are typically up to $10 million. Our primary source of repayment is collections from account debtors. This group has a diversified industry focus representing manufacturing, wholesaling and technology companies.

As of December 31, 2025, Specialty Finance deposits and loans totaled approximately $473 million and approximately $485 million, respectively.

Treasury Management Services

Our Treasury Management team plays a critical role in working with our bankers to grow deposits and noninterest income by leveraging client relationships. A key initiative that started in 2023 was bolstering this team with the addition of our Executive Vice President of Treasury Management Services and key treasury management sales and support hires. The expanded treasury management team is responsible for deposit growth and pricing, treasury product management, and non-interest income growth though services charges, credit cards, foreign exchange, and trade finance. This team shifted the treasury management team’s focus from operational support to proactive outreach, providing our bankers with additional resources to generate core deposit growth and expanding our suite of deposit offerings. Additionally, the team is developing new deposit initiatives, including 1031 exchange deposits. These deposits, held through qualified intermediaries, totaled approximately $144.6 million as of December 31, 2025.

The Bank offers a competitive suite of treasury management services to enable clients to best support their cash management requirements, including online and mobile banking, bill payments, ACH, domestic and international wires, remote deposit capture, positive pay, ZBA accounts and sweeps. In addition, the Bank offers clients access to business and commercial credit cards, foreign exchange services, merchant services, lockbox and trade finance, inclusive of standby and commercial letters of credit.

Credit Risk Management and Credit Philosophy

Loan Approval Process and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of the sum of the Bank’s shareholders’ equity, allowance for credit losses, capital notes, and debentures (obligations to any one borrower, secured and unsecured, in all may not exceed 25% of the sum of the Bank’s shareholders’ equity, allowance for credit losses, capital notes, and debentures). Our unsecured legal lending limit was $46.5 million and our secured legal lending limit was $77.4 million at December 31, 2025. In addition, we have established an in-house target that is less than the legal limits on loans to one borrower. Our in-house unsecured target was $20 million, our in-house unsecured target for Fund Finance was $25 million, and our secured in-house target was $30 million at December 31, 2025. At December 31, 2025, our 10 largest credit relationships represented 12.3% of our total loan commitments.

Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. The Bank has established standard levels of loan authority to more efficiently service our clients, prudently manage credit risks, and effectively ensure that credit policies are followed. Loans with aggregated commitments below the Officers’ Loan Committee (OLC) authority level are approved by individual or dual authority within the Credit Administration team. The OLC has authority to approve loans beginning over $4 million for unsecured and $6 million for secured up to and including the house limit. In addition, our Board’s Credit Committee (CC) has authority to approve loans over the house limit up to the legal lending limit of the Bank (with the exception of Regulation O (insider) loans which need to be approved by the board of directors).

Ongoing Credit Risk Management. In addition to the underwriting process referenced above, we perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third-party professional firm perform regular loan reviews to confirm loan classifications. We strive to identify potential problem loans early to aggressively seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for credit losses expected in the loan portfolio.

Although we maintain a cautious credit outlook due to continued uncertainty in the economic environment, we believe the Bank is well positioned for the months ahead given a strong allowance for credit losses, application of prudent underwriting standards and a diverse loan portfolio.

Allowance for credit losses. The allowance for credit losses is evaluated on at least a quarterly basis by management and approved by the Board of Directors. It is based upon management’s periodic review of the collectability of the loans considering historical experience, the size and composition of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As of December 31, 2025, the allowance for credit losses – loans and unfunded commitments to total loans was 1.15%.

Risk Management

We believe that effective risk management and control processes are critical to our safety and soundness, our ability to predict and manage the challenges that we face and, ultimately, our long-term corporate success. Risk management refers to the activities by which we identify, measure, monitor, evaluate and manage the risks we face during our banking activities. These include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial and reputational risk exposures. Our board of directors, both directly and through its committees, is responsible for overseeing our risk management processes.

We place significant emphasis on risk mitigation as an integral component of our organizational culture. We have a Risk Operating Committee comprised of members of our executive management team and other senior members of the Bank responsible for implementing our risk management processes, including assessing and managing the risks we face.

The Audit Committee of our board of directors is responsible for overseeing financial, operational, compliance, and risks associated with financial matters. The Credit Committee is responsible for oversight of credit policies and overall credit quality of the loan portfolio. The Asset Liability Committee (ALCO) is responsible for controls over liquidity management, interest rate risk, capital, and pricing risk. See section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Framework.”

Competition

The banking business is highly competitive, and we face strong competition from many other financial institutions. The Bank’s primary market for corporate banking and real estate teams is the Bay Area. Our venture lending and specialty finance teams compete nationally, in addition to the Bay Area. Our venture lending and specialty finance teams have built relationships with an extensive network of venture capital firms, institutional investors and private equity firms that invest in companies on a national basis. As a result of our strong domain expertise and deep relationships with these investors, these investors are a key referral source for our bankers to companies located across the country.

Our principal competitors are commercial and community banks, credit unions, non-bank lenders and consumer finance companies, including large national financial institutions that operate in our market. By virtue of their larger capital bases, these larger institutions have substantially greater lending limits than those of the Bank, as well as more locations, more products and services, greater economies of scale and greater ability to make investments in technology for the delivery of financial services.

To compete effectively with these larger financial institutions, we differentiate ourselves through specialized services tailored to customer needs, responsive and highly personalized client service, experienced bankers with a strong track record of success and our one-branch model that allows for operational efficiency. Additionally, by leveraging our extensive banking relationships in the markets where we operate, we assist our customers requiring services not directly offered by us to obtain such services from our correspondent banks. For example, for customers whose loan demands exceed our lending limits, we seek to arrange funding for such loans on a participation basis with our correspondent banks or other independent commercial banks.

With respect to non-lending products such as deposits, treasury management services, and foreign exchange, we also compete with national, regional and local commercial banks. Such banks are frequently larger financial institutions than we are that have benefits of scale and can often offer more attractive prices and features than those we can offer. However, we believe our full spectrum of banking services, delivered in a personalized, high-touch manner, allows us to compete favorably in all of our markets. Although the competition in our markets is strong, we believe our breadth of products, our experience and our personalized, high-touch service continue to provide us with growth opportunities.

Employees and Human Capital

We believe that the success of our business is largely driven by the quality of our employees, the development of each employee’s full potential and our ability to provide timely and satisfying rewards. At December 31, 2025, we employed 151 full-time equivalent employees. We are not a party to any collective bargaining agreement.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through ongoing development conversations and annual performance reviews with employees, internally developed training programs, conferences and other training events that employees are encouraged to attend in connection with their job duties. Additionally, we invest in continual learning and development through tuition reimbursement for courses, degree programs and fees paid for certifications.

On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs. We believe employee retention is crucial to operating efficiency and achieving one of our business objectives, which is being an exceptional service provider. We believe our commitment to actively prioritizing our employees’ well-being, supporting their career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.

Corporate Headquarters and Available Information

Our principal executive office is located at 1732 North First Street, 6th Floor, San Jose, California 95112, and our telephone number is (408) 200-7390. Our internet website can be found at www.avidbank.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be found on our internet website as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Copies of the Company's filings with the SEC may also be obtained directly from the SEC's website at www.sec.gov. These documents may also be obtained in print upon request to our Corporate Secretary.

Also posted on our website and available in print upon request to our Corporate Secretary, are the charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee, as well as our Corporate Governance Guidelines and Code of Ethics. Within the time period required by the SEC and Nasdaq, we will post on our website any amendment to the Code of Ethics and any waiver applicable to our senior financial officers, as defined by the SEC, and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure in investor presentations including certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. None of the information posted on our website is incorporated by reference herein.

SUPERVISION AND REGULATION

General

The Company and the Bank are subject to significant regulation and restrictions under applicable federal and state laws and by various regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund (“DIF”) and secondarily for the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted and implemented by regulations which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

We cannot predict whether or when other legislation or new regulations may be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, may limit the types or pricing of the products and services we offer, and may subject us to increased regulation, disclosure, and reporting requirements. We also cannot predict whether or when regulatory requirements may be reduced or eliminated and the overall effect such reduction or elimination may have on the Company and the Bank. We also cannot predict the extent or scope of any regulatory reforms.

Legislation and Regulatory Developments

The federal banking agencies have the ability to promulgate regulations and guidelines intended to ensure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. While we believe the Trump administration will seek to implement a regulatory reform agenda that is different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, the scope of such changes cannot currently be determined.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by federal and state bank regulatory agencies. Capital adequacy regulations and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices, as well as qualitative judgments by the regulators about components of capital, risk-weightings, and other factors. United States capital regulations were substantially revised in 2013 as a result of changes in the Dodd-Frank Act and Basel III capital rules. The Federal Reserve and the FDIC, the primary federal regulators of the Company and Bank, respectively, have substantially similar generally applicable risk-based capital ratio and leverage ratio requirements.

We operate under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts from the Federal Reserve’s risk-based-capital and leverage rules bank holding companies with assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC. Historically, the Federal Reserve has not usually deemed a bank holding company ineligible for application of this policy statement solely because its common stock is registered under the Exchange Act. However, there can be no assurance that the Federal Reserve will continue this practice, and changes to this practice may result in the loss of its eligibility under the Small Bank Holding Company Policy Statement for these purposes.

If the Company was no longer subject to the Small Bank Holding Company Policy Statement, the following generally applicable capital requirements that apply to the Bank also would apply to the Company. The Bank is required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00% (a minimum of 4.50% plus a capital conservation buffer of 2.50%), a Tier 1 capital to risk-weighted assets ratio of at least 8.50% (a minimum of 6.00% plus a capital conservation buffer of 2.50%), a total capital to risk-weighted assets ratio of at least 10.50% (a minimum of 8.00% plus a capital conservation buffer of 2.50%), and a Tier 1 leverage ratio of at least 4.00%. In addition, insured depository institutions such as the Bank, unlike bank holding companies, are subject to further capital requirements to be deemed “well-capitalized” under the prompt corrective action provisions of the FDI Act and implementing regulations of the federal banking agencies, as described in the section entitled “Supervision and Regulation of the Bank—Prompt Corrective Action” below.

For purposes of calculating the denominator of the risk-based capital ratios, a banking institution’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. For purposes of calculating the numerator of the capital ratios, capital, at both the holding company and bank levels, is classified in one of three tiers depending on the “quality” and loss-absorbing features of the capital instrument. Common equity Tier 1 capital is predominantly comprised of common stock instruments (including related surplus) and retained earnings, net of treasury stock, and after making necessary capital deductions and adjustments. Tier 1 capital is comprised of common equity Tier 1 capital and additional Tier 1 capital, which includes non-cumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria (including related surplus). Total capital is comprised of Tier 1 capital and Tier 2 capital, which includes certain subordinated debt with a minimum original maturity of five years (including related surplus) and a limited amount of allowance for loan losses. Newly issued trust preferred securities and cumulative perpetual preferred stock may be included in Tier 1 capital, provided they do not include features that are disallowed by the capital rules, such as the acceleration of principal other than in the event of bankruptcy, insolvency, or receivership of the issuer. Failure to meet minimum capital requirements could subject a banking organization to a variety of enforcement remedies. A banking organization’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on the banking organization’s ability to make capital distributions and discretionary bonus payments.

Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Bank holding companies are also required to act as a source of financial strength to their subsidiary banks. Under this policy, the Company must commit resources to support the Bank even when the Company may not be in a financial position to provide it.

Regulatory Capital and Risk-weighted Assets

The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC and the California Department of Financial Protection and Innovation (“DFPI”) monitor the capital adequacy of our Bank. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve, FDIC or DFPI may determine that a banking organization (like the Company or the Bank), based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

Under the Basel III Capital Rules, the Bank’s assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Bank:

•	Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions).

•	CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets and certain deferred tax assets. Because we are not an advanced approach banking organization, we were permitted to make a one-time permanent election to exclude accumulated other comprehensive income items from regulatory capital. We made this election in order to avoid significant variations in our levels of capital depending upon the impact of interest rate fluctuations on the fair value of our Bank’s available-for-sale securities portfolio.

•	Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.

•	Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. Tier 2 capital also includes, among other things, certain trust preferred securities.

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the charts below.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.

In addition to meeting the minimum capital requirements, under the Basel III Capital Rules, the Bank must also maintain the required capital conservation buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The capital conservation buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The capital conservation buffer is now at its fully phased-in level of 2.5%.

The Tier 1 Leverage Ratio is not impacted by the capital conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

The table below summarizes the capital requirements that the Bank must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the capital conservation buffer):

Minimum Basel III Regulatory Capital Ratios Plus Capital Conservation Buffer
Effective January 1, 2019
CET1 risk-based capital ratio	7.0%
Tier 1 risk-based capital ratio	8.5%
Total risk-based capital ratio	10.5%

As of December 31, 2025, the Bank is well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and Bank’s capital ratios as of December 31, 2025, see “Note 9 — Shareholders Equity — Regulatory Capital” of the consolidated financial statements for the years ended December 31, 2025 and 2024, which are contained elsewhere in this report, for more information.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel III Endgame”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, as amended, these standards were effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company and the Bank.

In July 2023, the FRB, Office of the Comptroller of the Currency (“OCC”) and FDIC proposed significant changes to the Basel III capital rules which replaces the advanced approaches risk-weighted assets framework with a new enhanced risk-based framework and requires banking organizations with generally more than $100 billion in assets to calculate their regulatory capital using more enhanced requirements applicable to even larger organizations. Finalization of the proposal, including the required implementation date, is uncertain. The impact of any changes to capital requirements and calculations and the implementation of Basel III Endgame on us will depend on the manner in which it is implemented by the federal bank regulators with respect to smaller-sized institutions.

On October 29, 2019, the federal banking regulators adopted a final rule, which was effective as of January 1, 2020, to simplify the regulatory capital requirements for certain community banks and holding companies that opt into the Community Bank Leverage Ratio (“CBLR”) framework. In order to be eligible to opt in to the CBLR framework, an institution must have less than $10 billion in average consolidated assets and a leverage ratio of at least 9.0% and meet certain other asset-related requirements. If the election is made, the institution would be considered to have satisfied the capital requirements of Basel III adopted by the federal banking regulators and would be able to satisfy the regulatory capital requirements by calculating and reporting a single leverage ratio, reducing the time associated with risk-weighting assets for capital ratio reporting purposes. An eligible institution may opt in to the CBLR framework in connection with any regulatory financial report and may opt out of the CBLR framework at any time by completing the Basel III capital ratio calculations in connection with any regulatory financial report. The rule establishes a two-quarter grace period for institutions 18 whose leverage ratio falls below 9.0 but remains above 8.0%. The Company and the Bank have not opted in to the CBLR framework.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards were changed to conform with the capital rules. Under the current standards, in order to be considered well-capitalized, the bank will be required to meet the common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed “well capitalized”, in which case institutions may no longer be deemed to be “well capitalized” and may therefore be subject to certain restrictions such as taking brokered deposits.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. Notwithstanding these provisions, in July 2019, the federal bank regulatory agencies finalized a rule which provides that a banking entity that does not have (and is not controlled by a company that has) more than $10 billion in total consolidated assets and does not have (and is not controlled by a company that has) total trading assets and liabilities of 5 percent or more of total consolidated assets, such as the Bank and the Company, is excluded from the Volcker Rule.

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are “well capitalized”. Institutions that are less than “well capitalized” cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. In addition, FDIC regulations impose a cap on reciprocal deposits that may be exempt from being classified as brokered deposits depending on a bank’s capitalization and rating status, including a general cap equal to 20% of the Bank’s total liabilities. As of December 31, 2025, an additional $475.4 million of our reciprocal deposits in excess of the regulatory cap were considered brokered deposits by the FDIC. If the Bank became less than “well capitalized” for regulatory purposes, our ability to participate in any reciprocal deposit network could be limited which could adversely affect our liquidity, business, financial condition or results of operations.

Bank Holding Company Regulation

Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies, which may affect the cost of doing business, and may limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers.

A wide range of requirements and restrictions are contained in both federal and state banking laws, which together with implementing regulatory authority:

•	Require periodic reports and such additional reports of information as the Federal Reserve may specify;

•	Require bank holding companies to meet or exceed increased levels of capital (See section entitled “—Capital Adequacy Requirements”);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•	Limit dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends is subject to legal and regulatory restrictions. Substantially all of the Company’s funds to pay principal and interest on our debt obligations are derived from dividends paid by the Bank to the Company;

•	Require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•	Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination if an institution is in “troubled condition”;

•	Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations;

•	Require prior approval for the acquisition of 5% or more of the voting stock of a bank or bank holding company by bank holding companies or other acquisitions and mergers with banks and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required; and

•	Require prior notice and/or prior approval of the acquisition of control of a bank or a bank holding company by a shareholder or individuals acting in concert with ownership or control of certain percentage thresholds of the voting stock being a presumption of control.

Change in Bank Control

Federal law and regulation set forth the types of transactions that require prior notice under the Change in Bank Control Act (“CIBCA”). Pursuant to the CIBCA, Regulation Y, and applicable FDIC regulations, any person (acting directly or indirectly) that seeks to acquire control of a bank or its holding company must provide prior notice to the Federal Reserve. A “person” for this purpose includes an individual, bank, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization, or any other form of entity. A person acquires “control” of a banking organization whenever the person acquires ownership, control, or the power to vote 25 percent or more of any class of voting securities of the institution. The applicable regulations also provide for certain other “rebuttable” presumptions of control at lower percentage thresholds.

In April 2020, the Federal Reserve adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve’s final rule applies to questions of control under the BHCA, but it does not extend to CIBCA or applicable provisions of California law.

Other Restrictions on the Company’s Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be considered well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither the Company nor the Bank has engaged in any activities determined by the Federal Reserve to be “financial in nature” or incidental or complementary to activities that are “financial in nature.”

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to examination by, and may be required to file reports with, the California DFPI. DFPI approvals may also be required for certain mergers and acquisitions.

Securities Exchange Act of 1934

The Company’s common stock is listed on the Nasdaq Global Select Stock Market under the symbol "AVBH", and the Company is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission (“SEC”) promulgated thereunder as well as listing requirements of Nasdaq.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFPI and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders,” including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Failure to comply with applicable bank regulations or adverse results from any examinations of the Bank could affect our costs of doing business and may also limit or impede otherwise permissible activities and expansion activities by the Bank.

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the activities commonly conducted by national banks in operating subsidiaries. Further, California banks may conduct certain “financial” activities permitted under GLBA in a “financial subsidiary” to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

FDIC and DFPI Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

If, as a result of an examination, the DFPI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFPI and the FDIC have authority to:

In accordance with the Dodd-Frank Act and long-standing Federal Reserve policy, the Company must act as a source of financial and managerial strength to Avidbank. Under this policy, the Company must commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company could be required to guarantee the capital plan of Avidbank if it becomes undercapitalized for purposes of banking regulations, as described below. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank Holding Company Act of 1956, as amended (the “BHC Act”) provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

•	Require prompt affirmative action to correct any conditions resulting from any violation or practice;

•	Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude the Bank from being deemed “well capitalized” and restrict its ability to accept certain brokered deposits;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

•	Enter into or issue informal or formal enforcement actions, including required Board resolutions, Matters Requiring Board Attention (MRBA), written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Terminate FDIC insurance, revoke the Bank’s charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

Mergers and Acquisitions

In 2024, the OCC and FDIC issued policy statements which conveyed a heightened level of scrutiny for bank merger and acquisition activity. Following the election of President Trump, in May 2025 the FDIC rescinded its 2024 policy statement on bank merger review and instead reverted to prior guidance from 1998. Similarly, the OCC issued an interim final rule that rescinded its 2024 policy statement and reinstated regulatory provisions allowing for automatic expedited processing for certain eligible mergers and acquisitions. Subsequently, President Trump executed a resolution, which, among other things, prevents an agency from reissuing a substantially similar rule. Accordingly, with the FDIC and OCC reinstating pre-2024 policies, we believe applicants have a more predictable merger approval path for qualifying transactions. The FRB has not issued new merger and acquisition regulations or policy statements but has recently approved a number of larger acquisitions. The full impact of the election of President Trump on bank mergers and acquisition policy has yet to be fully determined.

In September 2024, the Department of Justice ("DOJ") announced that it withdrew its 1995 Bank Merger Guidelines and, instead, for purposes of evaluating the competitive impact of bank mergers, will rely on its 2023 Merger Guidelines which apply to all industries. For banks considering combinations where there may be even a remote possibility of antitrust concerns under the 2023 Merger Guidelines, the DOJ will review “market realities” in analyzing the competitive effects of a particular transaction. While branch deposit concentration may be one area of focus (i.e., traditional Herfindahl Hirschman Index (HHI) analysis for deposit concentration utilizing the 2023 Merger Guideline baselines), the DOJ will drill down into the products and services that a bank merger may affect prior to fully assessing the impact of a combination. This type of analysis may involve a more robust review of the competitive landscape (i.e., the impact of credit unions and other non-bank competitors), and a closer analysis of interest rates, types of mortgages and other loans offered, quality of service and convenience at branch locations, the types of customers served, and the unique needs in a particular bank market for bespoke financing.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the DIF balance divided by estimated insured deposits) and redefining the assessment base, which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFPI.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. The FDIC is an independent federal agency that insures deposits through the DIF up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the “DRR,” calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

The FDIC has set the DRR at 2.00%. In October 2022, in order to increase the likelihood that the reserve ratio would be restored to at least 1.35% by the statutory deadline of September 30, 2029, the FDIC increased the initial base deposit insurance assessment rate schedules uniformly by two (2) basis points. The FDIC will, at least semi-annually, update its income and loss projections for the Deposit Insurance Fund and, if necessary, propose rules to further increase assessment rates.

In addition, in November 2023, the FDIC finalized a special assessment to recover the loss to the DIF as a result of the closure of several large regional banks during 2023. The special assessment was equal to approximately 13.4 basis points annually based on the amount of an institution’s uninsured deposits as of the quarter ended December 31, 2022, and after applying a $5 billion deduction for such uninsured deposits. As a result of the application of the $5 billion deduction, the Bank was not required to incur any additional assessment.

Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Dividends and Stock Repurchases

The Company may be limited in its ability to pay dividends or repurchase its stock by the Federal Reserve, including if doing so would be an unsafe or unsound banking practice. When a bank holding company intends to declare or pay a dividend that could raise safety and soundness concerns, it generally will be required to inform and consult with the Federal Reserve in advance. It is the policy of the Federal Reserve that a bank holding company should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the company’s capital needs and overall current and prospective financial condition. Additionally, bank holding companies should inform and consult with the Federal Reserve in advance of declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

Because the Company operates under the Small Bank Holding Company Policy Statement, the Federal Reserve will generally expect the Company not to pay dividends unless its debt to equity ratio is 1:1 or lower, the Company meets certain other criteria under the Federal Reserve’s Regulation Y, and the dividends are reasonable in amount, do not adversely affect the ability of the Company to service its debt in an orderly manner, and do not adversely affect the ability of the Bank to be well-capitalized. Although the Company currently meets these requirements, the Company has no current intention to pay dividends and cannot be sure that it will continue to meet those requirements or that even if it does, it will be able to pay dividends.

If a bank holding company does not operate under the Small Bank Holding Company Policy Statement, according to guidance from the Federal Reserve, the bank holding company’s dividend policies will be assessed against, among other things, its ability to achieve applicable capital ratio requirements. If a bank holding company does not achieve applicable capital ratio requirements, it may not be able to pay dividends. The Company cannot be sure that it would meet those requirements or that even if it does, it would be able to pay dividends.

A bank holding company may be required to give the Federal Reserve prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the bank holding company for all such purchases or redemptions during the preceding 12 months, is equal to 10.00% or more of the bank holding company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by or written agreement with the Federal Reserve. However, this prior notice requirement does not apply to any bank holding company that meets certain “well-capitalized” and “well-managed” standards and is not the subject of any unresolved supervisory issues, such as the Company. Furthermore, a bank holding company that is eligible for the Small Bank Holding Company Policy Statement, such as the Company, is eligible for the exemption from the prior notice requirement as long as the bank holding company has a pro forma debt to equity ratio of 1:1 or less and otherwise meets the requirements of Regulation Y.

In addition, a bank holding company is required to consult with the Federal Reserve before redeeming certain tier 1 and tier 2 capital instruments. To qualify as additional tier 1 capital, redemption or repurchase of the capital instrument requires prior approval of the Federal Reserve. Similarly, to qualify as tier 2 capital, redemption of the instrument prior to maturity or repurchase requires the prior approval of the Federal Reserve. Further, a bank holding company is required to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity if such redemption could have a material effect on the level or composition of the organization’s capital base. For bank holding companies, such as the Company, that are subject to the Small Bank Holding Company Policy Statement, such consultation is only required for the redemption of instruments included in equity as defined under accounting principles generally accepted in the United States of America (“GAAP”), such as common and perpetual preferred stock, and not for certain other instruments included as regulatory capital.

In November 2020, our board of directors approved a stock repurchase program authorizing the repurchase of up to 307,780 shares of our common stock (5% of the then outstanding shares of common stock) from time to time in the open market, in privately negotiated transactions, or otherwise, subject to applicable laws and regulations. The program has no expiration date. During 2020, we repurchased 25,347 shares of our common stock under this program. During the year ended December 31, 2025, we did not repurchase any shares of our common stock and are under no obligation to repurchase any such shares.

The Bank is a legal entity that is separate and distinct from its holding company. The Company relies on dividends received from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. Current capital rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved. See section entitled “—Capital Adequacy Requirements” for further discussion.

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

Compensation

Under regulatory guidance applicable to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, financial institutions must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. In response to the final rules, the Nasdaq Stock Market implemented new clawback listing standards which are applicable to the Company. The Company has adopted a Nasdaq compliant clawback policy, which is included with this Annual Report as an Exhibit.

Cybersecurity and Data Breaches

Federal regulators have issued multiple statements regarding cybersecurity and that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or one of its critical service providers fall victim to a cyber-attack. In November 2021, the federal banking agencies adopted a final rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, a number of states, notably including California where we conduct substantially all our banking business, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states have also implemented or modified their data breach notification and data privacy requirements, including California and New York. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California and other states in which our customers are located or in which we conduct business.

In the ordinary course of business, we rely on electronic communications and information systems, as well as certain third-party service providers’ electronic communication and information systems, to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. We also seek to evaluate and monitor the cybersecurity policies and practices of key third-party service providers which utilize electronic and information systems that interface with our Bank’s systems, in the manner and to the extent required by applicable banking laws and regulations. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Our systems and those of our customers and third-party service providers are under constant threat, and we or they could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of digital banking, mobile banking and other technology-based products and services by us and our customers. In addition, to the extent we experience any data breaches, we may become subject to governmental fines or enforcement actions and reputation risk as well as potential liability arising out of governmental or private litigation. See section entitled “Risk Factors” for a further discussion of risks related to cybersecurity and data breaches.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, the Foreign Account Tax Compliance provisions of the Halting International Relocation of Employment (“HIRE”) Act, the CRA, the California Consumer Privacy Act, the California Privacy Rights Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including the Telephone Consumer Protection Act and the CAN-SPAM Act. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank and the Company to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of the entire communities in which the financial institution operates, including low and moderate income (“LMI”) communities, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. The Bank received an overall “Satisfactory” rating in its most recent FDIC CRA performance evaluation, which measures how financial institutions support their communities in the areas of lending, investment and service tests. The Bank received a “Satisfactory” rating for both the lending and the community development tests.

On October 24, 2023, the OCC, FDIC, and FRB issued a final rule (the “October Final Rule”) intended to modernize and strengthen regulations implementing the CRA. For banks with total assets in excess of $2 billion, which includes the Bank, the Bank’s CRA evaluation was going to be based on four tests: (i) retail lending; (ii) retail services and products (including digital delivery systems for banks with more than $10 billion in assets or banks which request consideration of such systems); (iii) community development (CD) financing; and (iv) CD services. Weighting of each test was to be applied to those banks (such as the Bank) when regulators are evaluating CRA performance based on multiple tests. Alternatively, banks (including the Bank) would have had the option to be evaluated based on a regulator-approved strategic CRA plan. In addition, banks with total assets in excess of $2 billion are subject to revised and more comprehensive CRA-related data collection, reporting and maintenance requirements. Regulators would downgrade an institution’s CRA rating in the case of illegal or discriminatory credit practices.

The October Final Rule was intended to take effect on April 1, 2024 with staggered compliance dates, including compliance with the new tests, data collection requirements, and the requirement to define retail lending assessment areas. The October Final Rule is currently subject to a preliminary injunction that stays its effective and implementation dates. On July 16, 2025, the OCC, the FDIC and the FRB issued a joint notice of proposed rulemaking to rescind the October Final Rule.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws for financial institutions, as well as their affiliates, with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices (“UDAAP”). Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or that take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

Because the Company and the Bank have less than $10 billion in assets, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the FDIC. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s principal regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the Federal Reserve and OCC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Company and the Bank cannot be determined with certainty.

The review of products and practices to prevent UDAAP is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged violations of UDAAP and other legal requirements and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. CFPB and state regulation of financial products and potential enforcement actions could adversely affect the Bank’s business, financial condition or results of operations.

The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

In California, consumer privacy rights have been further bolstered by the enactment of the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (CPRA). The CCPA and CPRA create new consumer rights, impose additional obligations on businesses that collect personal information from California consumers, and create a new enforcement agency called the California Privacy Protection Agency. In particular, The CCPA and CPRA introduces four new consumer rights, including (1) the right to correction, meaning that users can request to have their personal information corrected; (2) the right to opt-out of automated decision making, meaning that California residents can say ‘no’ to their personal information being used in profiling for behavioral advertisement online; (3) the right to know about automated decision making; and (4) the right to limit use of sensitive personal information. These two statutes also significantly expand the types of consumer data subject to privacy restrictions and increase the potential penalties for any violations.

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. The comment period for this proposal ended in May 2024. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is uncertain.

Currently, we qualify for the small issuer exemption from the interchange fee cap, which applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. If our total assets were to reach or exceed $10 billion, we could become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets crossed that threshold. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions.

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans (which excludes owner-occupied CRE loans) representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of March 31, 2025, the Bank’s total CRE loan concentration based on total outstanding loans was 309% of risk-based capital.

Anti-Money Laundering

The BSA, as amended by the USA PATRIOT Act, and its implementing regulations and other laws and regulations that impose anti-money laundering obligations require financial institutions to, among other duties, implement and maintain an effective Anti-Money Laundering and Countering the Financing of Terrorism (“AML/CFT”) compliance program and to file reports, such as suspicious activity reports and currency transaction reports. Our federal and state banking regulators, FinCEN, and other government agencies are authorized to impose significant civil money penalties for violations of the BSA and its implementing regulations and other applicable anti-money laundering requirements.

A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act amended the BSA to broaden the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, investment advisors, and insurance companies, and strengthened the ability of the U.S. government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including banks: (i) establish an AML/CFT compliance program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the BSA’s requirements could have serious legal and reputational consequences for the institution. The federal banking agencies examine the institution for compliance with the BSA and its implementing regulations and we continue to monitor and augment, where necessary, our AML/CFT compliance program. The federal banking agencies will also consider compliance with the BSA and its implementing regulations when reviewing merger and acquisition proposals. Failure to comply with the BSA and its implementing regulations can result in a federal banking agency imposing cease and desist and other regulatory orders and civil money penalties against a bank. Our Bank has augmented its AML/CFT compliance systems and procedures to meet the requirements of the BSA and its implementing regulations and will continue to revise and update its compliance policies, procedures, and controls to reflect changes required by law.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s OFAC administers and enforces U.S. economic and trade sanctions against targeted foreign persons, countries and regimes. OFAC publishes lists of specially designated nationals and blocked persons and administers territorial sanctions programs. We are responsible for, among other things, blocking or restricting the accounts of and blocking or rejecting transactions involving sanctioned individuals, entities and countries and territories that are the subject of U.S. economic sanctions and reporting blocked or rejected transactions. Failure to comply with U.S. economic sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory and law enforcement authorities have imposed, among other enforcement actions, cease and desist orders, civil money penalties and criminal fines and forfeiture against financial institutions that have been found to be in violation of U.S. economic sanctions.

Changes in the Federal, State, or Local Tax Laws

We are subject to changes in federal and applicable state tax laws and regulations that may impact our effective tax rates. Changes in these tax laws may be retroactive to previous periods and as a result could negatively impact our current and future financial performance. For example, the Tax Cuts and Jobs Act of 2017 resulted in a reduction of our federal tax rate from a minimum of 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings. Conversely, this legislation also enacted limitations on certain deductions, including the deduction of FDIC deposit insurance premiums, which partially offset the expected increase in net earnings from the lower tax rate.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law. The IRA, among other things, imposes a non-deductible 1% excise tax on the aggregate fair market value of stock repurchased by certain public companies, if any, occurring after December 31, 2022.

The foregoing description of the impact of changes in federal and applicable state tax laws on us should be read in conjunction with Note 1 Summary of Significant Accounting Policies— Income Taxes of the consolidated financial statements for the years ended December 31, 2025 and 2024, which are contained elsewhere in this report, for more information.

Item 1A. Risk Factors

SUMMARY OF RISK FACTORS

The following is a summary of some of the risks affecting us. You should carefully read and consider the matters discussed in the section entitled “Risk Factors” for a more thorough description of these and other risks.

•	Our business and operations are concentrated in California generally, and the Bay Area in particular, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
•	Our business and operations could be negatively affected by a transition to a new Chief Executive Officer.
•	Economic and political uncertainties, including, changes in the market for public equity offerings, M&A, a slowdown in private equity or venture capital investment levels, or government policy changes have affected and may continue to affect the needs of our borrowers for our lending products. Since our clients’ borrowing needs may be unpredictable, we may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments.
•	Because of the credit profile of a portion of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile. We may need to make material provisions for credit losses in any period which could reduce net income and/or increase net losses in that period.
•	We participate in reciprocal deposit networks to provide additional FDIC deposit insurance coverage to support our clients and to efficiently manage our balance sheet and liquidity position, which exposes us to risks and if the Bank is not “well capitalized” for regulatory purposes, our ability to participate in reciprocal deposit networks could be limited.
•	The financial services industry and broader economy may be subject to new or changing government policy, legislation and regulation.
•	We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers and rapid technological changes in the financial services industry.
•	Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate. A lack of a liquid secondary market for real estate mortgage loans and mortgage-backed securities could negatively affect our business. We may also be forced to foreclose on the collateral and own the underlying real estate, subjecting us to various risks, including but not limited to, cost of foreclosure, consumer protection initiatives, environmental risks.
•	Our commercial and industrial loans are often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
•	We may not be able to maintain a strong core deposit base or other low-cost funding sources.
•	Liquidity risk could impair our ability to fund our operations and meet our obligations as they become due.
•	Our largest deposit relationships represent a material percentage of our total deposits. The withdrawal of funds by one or more of these significant depositors could require us to rely on more expensive and less stable funding sources. Similarly, our largest loan relationships constitute a material percentage of our total loan portfolio, and any credit issues associated with these loans could have a negative impact on our financial condition and results of operations.
•	Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.
•	We are subject to stringent capital requirements, monetary policies and regulations of the Federal Reserve which could have an adverse effect on our business, financial condition and results of operations.
•	We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals, including, among others, system failures, cybersecurity breaches of our network security, or wrongful use of artificial intelligence, could damage our reputation and otherwise adversely affect our business.
•	We are a bank holding company and are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.
•	California law and the provisions of our articles of incorporation and amended and restated bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.
•	We may not pay dividends on our common stock in the future and our ability to pay dividends is subject to certain restrictions.
•	An investment in our common stock is not an insured deposit.

RISK FACTORS

An investment in our common stock involves a significant degree of risk. The material risks and uncertainties that management believes affect us are described below. Before you decide to invest in our common stock, you should carefully read and consider the risk factors described below as well as the other information included in this report, including our consolidated financial statements and the related notes included elsewhere in this report. Any of these risks, if they are realized, could have an adverse effect on our business, financial condition and results of operations, and consequently, the value of our common stock. In any such case, you could lose all or a portion of your original investment. Further, additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect us. This report also contains forward-looking statements that involve risks and uncertainties. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

Our business and operations are concentrated in California generally, and the Bay Area in particular, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

We primarily serve businesses and individuals located in the Bay Area of California. As a result, we are exposed to risks associated with lack of geographic diversification. As of December 31, 2025, 65% of our loan portfolio was located in the Bay Area and 74% of our loan portfolio was located in California, based on the location of clients for commercial borrowers and based on the location of collateral for real estate loans. Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any economic slowdown in California generally, and in the Bay Area in particular, could result in the following consequences, any of which could adversely affect the value of our assets, revenues, results of operations and financial condition: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest-bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

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

As of December 31, 2025, 96% of our commercial real estate loan portfolio was located within the Bay Area. While the Bay Area historically had a strong, robust real estate market, it has experienced significant disruption due to shifting work patterns still resulting from the Covid-19 pandemic along with the overall high cost of real estate ownership in the area. The San Francisco office market recovery, in particular, has been slower than other parts of the country, as return to office policies have been implemented slowly. Additionally, workforce reductions within the technology sector and declining demand from the life sciences industry have further impacted demand for office space in the Bay Area. Continued weakness in the Bay Area commercial real estate market could negatively affect our financial condition and results of operations through deterioration in the quality of our commercial real estate portfolio and reduced demand for many of our banking products and services.

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

As of December 31, 2025, approximately 49% of our loan portfolio was comprised of owner and non-owner occupied, construction and land development and commercial real estate loans, with substantially all of these real estate loans concentrated in California. Real property values in our market may be different from real property values in other markets or in the United States as a whole and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Declines in real estate values, including prices for homes and commercial properties, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. Our commercial real estate loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In addition, real estate construction and acquisition and development loans have risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in California could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have an adverse effect on our business, financial condition and results of operations.

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

We depend upon all of our executive officers to direct our business strategy and operations. Mark Mordell, our Chairman, President and Chief Executive Officer, has served as our Chief Executive Officer since 2012 and he has discussed with our board of directors (the “Board”), given his tenure, his eventual retirement. Although he has not made any definitive determination relating to his retirement as our Chief Executive Officer, our Board believes it is prudent to work with Mr. Mordell to ensure an orderly and timely transition to a new and qualified Chief Executive Officer and to prepare for his eventual retirement. In connection therewith in March 2026, the Board commenced a search to identify potential candidates to join the Bank who eventually could serve in the role of Chief Executive Officer. The Board has incentivized Mr. Mordell to facilitate a successful Chief Executive Officer succession plan by the end of the second quarter of 2027. In connection therewith, on June 19, 2024, we provided a restricted stock grant of 53,763 shares of common stock to Mr. Mordell. This restricted stock grant will vest in full provided that both (i) Mr. Mordell has not been terminated by the Company for cause or voluntarily resigned prior to the third (3rd) anniversary year of the grant date and (ii) Mr. Mordell has successfully executed a Chief Executive Officer succession plan, which includes, without limitation (a) identification of successor Chief Executive Officer candidates; (b) vetting of potential Chief Executive Officer candidates; (c) negotiation and preparation of a Chief Executive Officer compensation package and (d) employment of a successor Chief Executive Officer (the “Performance Condition”). The Performance Condition may be waived by the Board in its sole discretion. The Board’s and Mr. Mordell’s current intent is to have Mr. Mordell continue to serve as the Company’s Chairman of the Board even if he eventually retires as our Chief Executive Officer.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (the “Federal Reserve” or “FRB”). Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities. Our interest sensitivity profile was asset sensitive as of December 31, 2025. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected or prolonged change in market interest rates could have an adverse effect on our business, financial condition and results of operations.

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

We invest a portion of assets in investment securities. As of December 31, 2025, we held approximately 8% of our assets in an investment securities portfolio consisting primarily of agency mortgage-backed securities and agency collateralized mortgage obligations that are sensitive to changes in interest rates. Interest rate increases have resulted in, and could in the future result in, unrealized losses in our investment securities portfolio, as increases in interest rates ordinarily decrease the estimated fair value of fixed income securities and result in decreased unrealized gains or increased unrealized losses on fixed income securities. We recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security. During the third quarter of 2025 as a result of the sale and repositioning our available-for-sale securities portfolio, we sold $274.7 million in available-for-sale securities and recognized a loss of $62.4 million on the sale of the securities. We purchased $205.4 million in available-for-sale securities with an average purchase yield of 4.57% and a duration of 5.4 years. As of December 31, 2025, our net unrealized losses on securities available-for-sale totaled $328 thousand, or $234 thousand net of tax, which collectively equaled less than 1% of our Tier 1 capital. For additional information related to the securities portfolio repositioning, see further discussion under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

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

We participate in reciprocal deposit networks to provide additional FDIC deposit insurance coverage to support our clients and to efficiently manage our balance sheet and liquidity position, which exposes us to risks that may adversely affect our liquidity, business, financial condition or results of operations.

Reciprocal deposits are deposits exchanged through various reciprocal deposit networks to increase deposit insurance coverage. They allow us to offer our clients access to additional FDIC insurance coverage while receiving back the full amount of the client’s deposit. These programs help us efficiently manage our balance sheet and liquidity position by accessing additional funding from other institutions while mitigating risk and complying with regulatory requirements. Further, under FDIC regulations, qualifying reciprocal deposits of over 20% of the liabilities of the Bank may be classified as brokered deposits. As of December 31, 2025, we had $929.8 million of reciprocal deposits, or 43% of our total deposit portfolio, of which $475.4 million are classified as brokered deposits pursuant to FDIC regulations.

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

Participation in the networks is also subject to certain terms and conditions, which include limitations on the amount of each participating client’s deposits that may be placed at other banks within the network, on the maximum amount of deposits that a bank may place at other banks as reciprocal deposits, and limitations on a bank’s ability to receive reciprocal deposits if the Bank is not “well capitalized” under the applicable federal banking regulations. The FDIC limits the ability of a bank to accept brokered deposits to those insured depository institutions that are “well capitalized.” Institutions that are less than “well capitalized” cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. Any of these conditions could limit our ability to participate in the networks, potentially preventing us from achieving the intended benefits and thus adversely affect our liquidity, business, financial condition or results of operations.

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

The FDIC limits the ability of a bank to accept brokered deposits to those insured depository institutions that are “well capitalized”. Institutions that are less than “well capitalized” cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. As of December 31, 2025, the Bank had an aggregate of $475.4 million of deposit liabilities categorized as brokered deposits. FDIC regulations impose a cap on reciprocal deposits that may be exempt from being classified as brokered deposits depending on a bank’s capitalization and rating status, including a general cap equal to 20% of the Bank’s total liabilities. As a result, as of December 31, 2025, $475.4 million of our total reciprocal deposits were considered brokered deposits by the FDIC. Accordingly, if the Bank became less than “well capitalized” for regulatory purposes, our ability to participate in any reciprocal deposit network (or otherwise accept other brokered deposits) could be limited which could adversely affect our liquidity, business, financial condition or results of operations.

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

Additionally, like many of our competitors, we rely on client deposits as our primary source of funding for our lending activities, and we continue to seek and compete for client deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2025, we had $2.19 billion in deposits and a loan to deposit ratio of 98%. As of the same date, using deposit account related information such as tax identification numbers, account vesting and account size, we estimate that 42% of our deposits exceeded the insurance limits established by the FDIC. Although we have historically maintained a high deposit client retention rate, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, client perceptions of our financial health and general reputation, or a loss of confidence by clients in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current client deposits or attract additional deposits. Additionally, any such loss of funds could result in lower loan originations, which could have an adverse effect on our business, financial condition and results of operations. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have an adverse effect on our business, financial condition and results of operations.

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

At December 31, 2025, we had approximately $852.4 million in Venture Lending deposits. Approximately 28% of these deposits are provided by clients who hold deposit accounts with us without a corresponding lending or credit relationship. These deposit-only clients, particularly those with large balances, may be more inclined to withdraw funds quickly in response to market stress or perceived concerns about our financial stability, as they may lack broader, long-term ties to the Bank.

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

Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on clients and their businesses. Accordingly, we maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our allowance for credit losses at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of loan losses are necessarily subjective, and their accuracy depends on the outcome of future events. As of December 31, 2025, our allowance for credit losses on loans and unfunded commitments was $24.6 million.

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

Commercial real estate loans usually involve higher credit risks than other types of mortgage loans. As of December 31, 2025, 40% of our loan portfolio consisted of commercial real estate, both owner-occupied, non-owner occupied and multifamily. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.

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

At December 31, 2025, we had $1.05 billion of commercial and industrial loans, which comprised 49% of our total loan portfolio. Our commercial and industrial loans are originated primarily based on the anticipated cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and the repayment capacity of any guarantor. A borrower’s cash flow may be unpredictable, however, and collateral securing these loans may fluctuate in value. Although these loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

A portion of our loan portfolio consists of construction loans, which may expose us to increased credit risk.

At December 31, 2025, $196.2 million, or 9%, of our total loan portfolio consisted of construction loans. Construction lending is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because funds are advanced upon the collateral for the project based on an estimate of the costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Regarding loans originated to builders for speculative projects, changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. A downturn in the housing, or the real estate market, could increase loan delinquencies, defaults, and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

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

The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios and may be required to maintain higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2025, commercial real estate loans represented 292% of our Bank total risk-based capital. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and we believe strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2025, our 10 largest borrowing relationships ranged from approximately $24.3 million to $30.0 million (including unfunded commitments) and totaled approximately $264.5 million in total commitments, which represented, in the aggregate, 12% of our total outstanding commitments as of December 31, 2025. Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Our largest deposit relationships currently make up a material percentage of our deposits and the withdrawal of deposits by our largest depositors could force us to fund our business through more expensive and less stable sources.

Withdrawals of deposits by any one or more of our largest depositors or by one or more of our related client groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. At December 31, 2025, our ten (10) largest deposit relationships accounted for $556.6 million, or 25%, of our total deposits with each relationship accounting for more than $23.0 million. Deposits within our Corporate Banking and Venture Lending lines of business represented 64% of the top 10 deposits and 39% were located in the Bay Area as of December 31, 2025. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings. All of our non-brokered deposits are based on a relationship with the client rather than a contractual agreement. We may also be forced, as a result of withdrawals of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, which would adversely affect our results of operations.

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

We have historically obtained rights to acquire stock, in the form of warrants, or the right to obtain a cash success fee in certain clients as part of credit facilities within our Venture Lending division or Specialty Finance division. We may not be able to realize gains from the equity instruments in future periods or may experience a decrease in the fair value of our warrant portfolio due to fluctuations in the market prices of the underlying common stock of these companies. Similarly, the timing and amount of income, if any, from the disposition of client warrants or the right to any cash success fee typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and, in the case of warrants, the legal and contractual restrictions on our ability to sell the underlying securities. Therefore, gains from the exercise of warrants, if any, or the achievement of any success fee cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. In addition, a significant portion of the income we may realize from the disposition of client warrants or the obtaining of a success fee may be offset by expenses related to our efforts to build an infrastructure sufficient to support our present and future business activities, as well as expenses incurred in evaluating and pursuing new business opportunities. As of December 31, 2025, we had a total of 141 warrants positions in 95 clients with a total fair value of $945 thousand.

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

We generated net operating losses (“NOLs”) as a result of the repositioning of our available-for-sale securities portfolio. We generally will be able to carry NOLs forward to reduce taxable income in future years, subject to applicable expiration dates and annual taxable income limitations under the Internal Revenue Code and relevant state tax codes. Under existing federal tax rules, we are generally allowed to use those NOL carryforwards to offset up to 80% of taxable income annually in subsequent taxable years at the federal level. If we are unable to generate sufficient taxable income in future periods, our ability to use the NOL's from our balance sheet repositioning will be limited or restricted.

Our stock price may be volatile, and you could lose part or all of your investment as a result.

Stock price volatility may negatively impact the price at which our common stock may be sold and may also negatively impact the timing of any sale. Our stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

•	actual or anticipated variations in quarterly or annual operating results, financial conditions or credit quality;

•	changes in business or economic conditions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in recommendations or research reports about us or the financial services industry in general published by securities analysts;

•	the failure of securities analysts to cover, or to continue to cover, us after the IPO;

•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	reports related to the impact of natural or manmade disasters in our market;

•	perceptions in the marketplace regarding us and or our competitors;

•	sudden increases in the demand for our common stock, including as a result of any “short squeezes;”

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	additional investments from third parties;

•	additions or departures of key personnel;

•	future sales or issuance of additional shares of common stock;

•	fluctuations in the stock price and operating results of our competitors;

•	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws or regulations;

•	new technology used, or services offered, by competitors;

•	additional investments from third parties; or

•	geopolitical conditions such as acts or threats of terrorism, pandemics, trade wars, or military conflicts.

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

Our directors, executive officers and greater than 10% shareholders have the ability to influence significant corporate activities and their interests may not coincide with yours.

As of February 27, 2026, our directors, executive officers and principal shareholders (ten percent (10%) or greater shareholders) beneficially owned an aggregate of 1,948,301 shares of our common stock, or approximately 18%, of our issued and outstanding shares of common stock. Consequently, our directors, executive officers and principal shareholders are able to influence our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

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

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We have never paid dividends on our common stock and have no current intention of paying any dividends on our common stock in the future. The Company’s ability to pay dividends is dependent on the Bank paying dividends to the Company. The ability of the Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. Further, the Bank may not pay a dividend to the Company if, after the payment of the dividend, the Bank would be undercapitalized pursuant to the FDIC’s prompt corrective active framework. In addition, under the Basel III Capital Rules, the Bank must maintain the required capital conservation buffer to avoid becoming subject to restrictions on certain capital distributions, including paying dividends to the Company. Finally, as a bank holding company our ability to declare and pay dividends is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition, and that bank holding companies should inform and consult with the Federal Reserve in advance of declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. Accordingly, as a result of our balance sheet repositioning, such a loss would negatively impact the ability of the Bank to pay dividends to the Company and the Company’s ability to pay dividends to our shareholders.

The holders of our debt obligations and preferred stock will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends, and our common stock is effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of December 31, 2025, we had an aggregate of $22.0 million of subordinated notes outstanding, net of debt issuance costs, and we did not have any outstanding preferred stock. We could incur such debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated debt and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we will be required to pay interest on the subordinated notes and dividends on any preferred stock before we will be able to pay any dividends on our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors, including holders of any preferred stock of that subsidiary.

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

As a public company, we incur significant legal, accounting, insurance and other expenses. We will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and applicable securities rules and regulations. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices over those of non-public or non-reporting companies. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we have experienced prior to becoming a public company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. As a Nasdaq listed company, we will be required to prepare and file proxy materials which meet the requirements of the Exchange Act and the SEC’s proxy rules. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. In order to maintain, appropriately document and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet the standards required by the Sarbanes-Oxley Act, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Additionally, any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause our investors and potential investors to lose confidence in us, and restrict trading in, and reduce the market price of, our common stock, and potentially impact our ability to access the capital markets.

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

Although we plan to continue to grow our business organically, we may explore opportunities to invest in, or to acquire, other financial institutions and businesses that we believe would complement our existing business. Our investment or acquisition activities could be material to our business and involve a number of risks including the following:

•	investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	the lack of history among our management team in working together on acquisitions and related integration activities;

•	the time, expense and difficulty of integrating the operations and personnel of the combined businesses;

•	unexpected asset quality problems with acquired companies;

•	inaccurate estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	risks of impairment to goodwill or other-than-temporary impairment of investment securities;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business; and

•	loss of key employees or key clients following our investment or acquisition.

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

In the normal course of business, from time to time, we have in the past been, are currently and may in the future be subject to legal claims (both actual and threatened) or named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions can include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, in the future our regulators may impose consent orders, civil money penalties, matters requiring attention, or similar types of supervisory criticism. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory claims or actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of any legal and regulatory actions could have an adverse effect on our business, financial condition and results of operations. See further Note 12 – Commitments and Contingencies – Contingencies of this report.

We are subject to an extensive body of accounting rules. Periodic changes to such rules may change the treatment and recognition of critical financial line items.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Avidbank maintains an information security and cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of its information systems and client information. The Bank identifies, assesses, and manages cybersecurity risks as part of its broader enterprise risk management processes, consistent with applicable regulatory guidance and industry practices.

The Bank’s cybersecurity program incorporates a defense‑in‑depth approach and is informed by recognized cybersecurity frameworks, including the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), as well as guidance issued by banking regulators. The program includes administrative, technical, and physical safeguards intended to prevent, detect, and respond to cybersecurity threats.

Key elements of Avidbank’s cybersecurity program include:

•

Risk Assessment and Management: Ongoing identification and evaluation of cybersecurity threats, vulnerabilities, and risks, informed by threat intelligence, regulatory developments, and internal assessments.

•

Security Monitoring and Incident Response: Continuous monitoring of systems and networks, supported by internal resources and third‑party service providers, and an incident response framework designed to enable timely identification, escalation, containment, and remediation of cybersecurity incidents.

•	Access Controls and Data Protection: Use of access controls, including multi‑factor authentication, encryption, and role‑based access, to protect sensitive client and Bank information.

•

Testing and Resilience: Periodic vulnerability assessments, penetration testing, and social engineering testing performed by internal teams and independent third parties, with remediation or mitigation of identified issues based on risk.

•	Training and Awareness: Ongoing cybersecurity awareness and training for employees to reinforce responsibilities related to safeguarding client and Bank information.

While Avidbank maintains processes and controls designed to reduce cybersecurity risk, no system is completely immune from cybersecurity threats.

Third‑Party Risk Management

Cybersecurity risks associated with third‑party vendors and service providers are addressed through Avidbank’s vendor risk management program. The Bank conducts due diligence and risk assessments of vendors that may access Bank systems or client information. Critical and higher‑risk vendors are subject to enhanced review and periodic reassessment, including evaluation of security controls, business continuity capabilities, and independent assurance reports, as applicable. Contractual requirements are used, where appropriate, to address information security and data protection obligations.

Governance and Oversight

Avidbank’s Board of Directors oversees cybersecurity risk as part of its overall risk governance responsibilities. Management provides regular updates on cybersecurity matters, including risk assessments, testing activities, significant initiatives, and emerging threats.

Cybersecurity governance is supported by the Bank’s Information Technology Steering Committee (“ITSC”), which includes executive and senior‑level management representation. The ITSC assists management in overseeing information technology and cybersecurity risks, reviewing security posture, monitoring incidents and remediation efforts, and facilitating escalation of significant issues, as appropriate.

The Bank’s Chief Technology Officer (“CTO”) and Information Security Officer (“ISO”) are responsible for the day‑to‑day management and execution of the cybersecurity program. These roles work collaboratively to implement security controls, manage cybersecurity risks, coordinate incident response activities, and report relevant cybersecurity matters to executive management, the ITSC, and the Board.

Cybersecurity Incidents

As of the date of this Annual Report on Form 10‑K, Avidbank has not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Bank’s business strategy, results of operations, or financial condition. However, cybersecurity threats continue to evolve, and the Bank cannot provide assurance that future incidents will not occur.

For additional information regarding cybersecurity risks, see Item 1A. “Risk Factors” in this Annual Report on Form 10‑K.

Item 2. Properties

Our corporate headquarters is located at 1732 North First Street, in San Jose, California, 95112. The premises consist of approximately 28,404 square feet on the sixth floor of the office building. In addition to our corporate headquarters, which includes our main branch, we lease offices for our loan productions offices in Redwood City, California and San Francisco, California. At the end of September, 2021, we closed our Palo Alto branch office and have subleased this space. The lease on our corporate headquarters expires in 2027 and has one five-year renewal option. Our Redwood City loan production office lease expires in 2030 and our San Francisco loan production office lease expires in 2030. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

Information required by this item is set forth in Note 12 – Commitments and Contingencies – Contingencies in the Notes to the Consolidated Financial Statements in Part II. Item 8. of this annual report, which is incorporated by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

The Company’s common stock began trading on the NASDAQ Global Select Market under the symbol “AVBH” on August 8, 2025. The closing price for our common stock on December 31, 2025 was $26.56 per share.

As of December 31, 2025, there were approximately 173 shareholders of record, including Cede & Co., which is the shareholder of record for our beneficial stockholders whose shares were held in “street name” through a broker or bank.

Dividends

Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors out of funds legally available for dividends.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable federal and state laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. See section entitled “Supervision and Regulation — Limitations on Dividends, Repurchases and Redemptions.”

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of Proceeds

On August 11, 2025, we completed the sale of 2,610,000 shares of our common stock, at a public offering price of $23.00 per share in our initial public offering (“IPO”). Subsequently, on August 13, 2025, we completed the sale of an additional 391,500 shares of our common stock, at the public offering price pursuant to the over-allotment option granted to the underwriters in connection with the IPO. Piper Sandler & Co. and Stephens Inc., acted as joint book running managers in connection with the IPO, and D.A. Davidson & Co. and Janney, Montgomery Scott LLC acted as lead manager and co-manager, respectively, in connection with the IPO. We paid an aggregate of underwriting discounts and commissions of approximately $4.7 million and estimated offering expenses of approximately $3.0 million in connection with the IPO, resulting in aggregate net proceeds to the Company of $61.3 million. None of the expenses associated with the IPO were paid to directors, officers, affiliates, persons owning 10% or more of any class of equity securities, or their associates.

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

(c)	Issuer Purchases of Equity Securities

The Company announced a stock repurchase program on November 25, 2020, authorizing the repurchase of up to 5% or 307,780 shares of the Company’s then outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. There is no obligation on the part of the Company to repurchase any shares of its common stock. See further Note 9 – Shareholders’ Equity – Stock Repurchase Program.

For the three months ended December 31, 2025, no shares were repurchased under our stock repurchase program.

In connection with income tax withholding obligations related to the vesting of restricted stock, the grantees may surrender awards necessary to cover the statutory tax withholding requirements. The following table provides information about shares of our Common Stock surrendered during the quarter ended December 31, 2025 to settle employee tax withholding obligations related to the vesting of restricted stock awards and such remitted shares were not part of the publicly announced stock repurchase program.

Period	Total Number of Shares of Stock Purchased (1)	Weighted Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	975	25.47	-	282,433
November 1, 2025 to November 30, 2025	3,835	25.03	-	282,433
December 1, 2025 to December 31, 2025	-	-	-	282,433
Total	4,810	$25.12	-	282,433

(1)	Represents shares of Common Stock remitted to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock in shares of Common Stock. The value of such shares of Common Stock remitted to the Company was based on the closing price of the Company's Common Stock on the applicable withholding date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations at and for the year ended December 31, 2025 and 2024, should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under sections entitled “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

The following discussion presents management’s perspective on our results of operations and financial condition on a consolidated basis. However, because we conduct all of our material business operations through our bank subsidiary, Avidbank, the discussion and analysis relate to activities primarily conducted by the Bank.

Company Overview

We are a bank holding company headquartered in San Jose, California that operates through our wholly owned subsidiary, Avidbank, or the Bank, a California state-chartered bank. We are registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 2007 for the principal purpose of engaging in activities permitted for a bank holding company. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and the regulations thereunder. We own 100% of the issued and outstanding common shares of our banking subsidiary, Avidbank.

We specialize in commercial and industrial lending, venture lending, structured finance, asset-based lending, sponsor finance, fund finance, real estate construction and commercial real estate lending. In addition to providing products and services, the Bank emphasizes the establishment of long-standing relationships with its customers and regularly modifies the products and services it offers to meet the unique demands of its customers. Our mission is to collaborate with our customers to meet their banking needs whether individual or business. We aim to consistently deliver value that exceeds our clients’ expectations.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the financial services industry. It is management’s opinion that accounting estimates covering certain aspects of the Company’s business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates. We believe that the estimate most susceptible to significant change in the near term relates to determining the allowance for credit losses on loans and fair value of financial instruments. See Note 1 of the Company’s notes to the audited consolidated financial statements for all our accounting policies, including these identified critical accounting estimates.

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

We have identified the following accounting policy and estimate that, due to the difficult, subjective or complex judgments and assumptions inherent in this policy and estimate. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. The Company may also account for expected recoveries should information of an anticipated recovery become available. In the case of actual or expected recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts.  The allowance is calculated using a discounted cash flow methodology applied at the loan level. The Company uses the FOMC Civilian Unemployment Rate and Real GDP Seasonally Adjusted Annual Rate to obtain various forecast scenarios to determine the loan portfolio’s quantitative portion of expected credit loss. The Company has elected to forecast the first four quarters of the credit loss estimate and revert on a straight-line basis over 8 quarters. Adjustments to historical loss information are made when management determines historical data are not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. These adjustments include factors such as differences in underwriting standards, local economic conditions, portfolio mix, credit quality, concentrations, collateral, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. The Company utilizes an external vendor model as well as internally developed tools and non-statistical estimation approaches. Accrued interest receivable is excluded from the estimate of credit losses for loans.

The allowance for credit losses on loans is measured on a collective (pool) basis when similar risk characteristics exist. Management segments the loans into pools by product groupings with similar risk characteristics in estimating credit losses, and the loans are reported by portfolio segment. These portfolio segments for reporting include commercial and industrial, construction, residential real estate, commercial real estate and consumer loans.

The general reserve component of the allowance for credit losses also consists of reserve factors based on management's assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors. Management estimates an allowance based upon loans outstanding as well as unfunded commitments. These reserve factors are inherently subjective and are driven by the repayment risk associated with each category described below:

Commercial and Industrial

•	Commercial and industrial loans consist of working capital and term loans which are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators which are closely correlated to the credit quality of these loans.

•	Asset-based loans are generally made against accounts receivable and inventory to companies generating consistent sales without yet having reached consistent profitability. As such, these loans are more collateral focused and are primarily subject to the risks of collecting and liquidating the collateral.

•	Sponsor finance loans are made to companies based upon their cash flow and often have risks associated with merger and acquisition activities. Additional risks for this loan category include insufficient levels of collateral in the form of accounts receivable, inventory or equipment. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

•	Venture loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Declines in venture capital financing activity, as well as mergers and acquisitions and initial public offerings – may impact the financial health of some of our clients.

•	Our venture loans are typically originated by examining and evaluating the quality of the investor syndicate, experience of the company’s senior management team, strength of relationships with management and investors, projected liquidity, performance to plan, size of addressable market, strength of product and intellectual property, if any. The loan terms vary depending on the borrowers’ business, credit rating, and financial position. We provide working capital, revolving lines of credit, as well as term loans, which typically include an interest only draw period typically up to 24 months followed by an amortization period typically up to 36 months. We also attempt to negotiate the receipt of a de minimis amount of equity warrants or a success fee at loan originations and renewals. Once a loan is originated, we collect financial reporting monthly to monitor performance and compliance with any covenants and assess the likelihood of additional equity financing. Particularly, through our proactive loan monitoring and risk assessing process as further described under the Business section of this prospectus, we closely review the borrowers’ liquidity and cash balances on a regular basis and evaluate their ability for loan repayment and the need for new funding.

Construction

•	Construction loans, including land and development loans are comprised of loans collateralized by land or real estate. The primary source of repayment is the eventual sale or refinance of the completed project. Risk arises from the necessity to complete projects within specified cost and timelines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects

Commercial real estate

•	Non-owner occupied commercial real estate loans are collateralized by real estate where the owner is not the primary tenant. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations. Another common risk for this loan category includes a lack of a suitable alternative use for the property.

•	Owner-occupied commercial real estate loans are collateralized by real estate where the owner is the primary tenant. These loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators which are closely correlated to the credit quality of these loans.

Residential real estate

•	Residential real estate loans are typically home equity lines of credit secured by residential real estate. These are not typical mortgage loans and may have a variety of reasons for the borrowing including providing funding to a business or paying for large personal expenditures. The degree of risk in home equity loans depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. Risks common to home equity lines of credit are general economic conditions, including an increase in unemployment rates, and declining real estate values that reduce or eliminate the borrower’s home equity.

Consumer

•	Consumer loans are primarily loans to individuals that may be unsecured or secured by collateral other than real estate. The unsecured loans are generally revolving personal lines of credit to established clients. The high quality of the clients who are offered these products has historically caused this loan product to have less risk of loss than commercial loan products. Risks common to consumer loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

Loans that do not share risk characteristics are evaluated on an individual basis. Also, loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral, adjusted for selling costs as appropriate.

Results of Operations Highlights

Full-Year 2025 Compared to 2024

We reported a net loss of $19.6 million in 2025 compared to net income of $21.0 million in 2024. The following provides highlights of our financial results for 2025:

•

In August of 2025, the Company completed an initial public offering ("IPO") of its common stock, issuing an aggregate total of 3,001,500 shares of common stock at the public offering price of $23.00 per share. After deductions for underwriting fees, commissions and offering expenses, the Company's net proceeds from the IPO totaled $61.3 million.

•

We repositioned the securities portfolio and took the following actions: sold $274.7 million in available-for-sale securities for a loss of $62.4 million; purchased $205.4 million in available-for-sale securities with an average purchase yield of 4.57%; and paid off existing short-term borrowings using proceeds from the IPO and securities sales.

•	Period-end loans, net of deferred fees increased $283.5 million, or 15%, for the year ended December 31, 2025, compared to December 31, 2024.

•	Average deposits increased $241.6 million, or 13%, for the year ended December 31, 2025, compared to December 31, 2024. Period-end deposits increased $294.7 million, or 16%, from December 31, 2024.

•	Net interest margin expanded to 3.80% for the year ended December 31, 2025, compared to 3.44% for the same period in the prior year.

•

Return on average assets was (0.83)% for the year ended December 31, 2025, compared to 0.93% for the previous year. Excluding the loss on the sale of available-for-sale securities, the return on average assets-adjusted (1) was 1.06% for the year ended December 31, 2025, compared to 0.93% for the same period in the prior year.

•

The efficiency ratio was 170.65% at December 31, 2025, compared to 58.27% at December 31, 2024. Excluding the loss from the sale of available-for-sale securities, the adjusted efficiency ratio (1) improved to 56.56% for the year ended December 31, 2025.

Consolidated Financial Highlights

	December 31,
(Dollars in thousands, except share and per share data)	2025	2024

INCOME HIGHLIGHTS
Net (loss) / income	$(19,553)	$21,015
Net loss on sale of debt securities, net of tax	44,442	-
Net income – adjusted (1)	$24,889	$21,015

PER SHARE DATA
Basic (loss) / earnings per share	$(2.25)	$2.83
Diluted (loss) / earnings per share	(2.25)	2.76
Diluted earnings per share – adjusted (1)	2.80	2.76
Book value per share	25.66	23.57

PERFORMANCE MEASURES
Return on average assets	(0.83)%	0.93%
Return on average assets – adjusted (1)	1.06%	0.93%
Return on average equity	(8.61)%	11.98%
Return on average equity – adjusted (1)	10.95%	11.98%
Net interest margin	3.80%	3.44%
Efficiency ratio	170.65%	58.27%
Efficiency ratio – adjusted (1)	56.56%	58.27%
Average loans to average deposits	95.71%	100.10%

CAPITAL
Tier 1 leverage ratio	11.23%	10.35%
Common equity tier 1 capital ratio	11.05%	10.59%
Tier 1 risk-based capital ratio	11.05%	10.59%
Total risk-based capital ratio	12.57%	12.30%
Common equity ratio	10.93%	8.09%

SHARES OUTSTANDING
Number of common shares outstanding	10,947,967	7,906,761
Average common shares outstanding – basic	8,702,468	7,426,096
Average common shares outstanding – diluted	8,702,468	7,604,442
Average common shares outstanding – diluted – adjusted (1)	8,880,454	7,604,442

ASSET QUALITY
Total allowance for credit losses-loans and unfunded commitments to total loans	1.15%	1.12%
Non-performing assets to total assets	0.95%	0.06%
Non-performing loans to total loans	1.14%	0.07%
Net charge-offs to average loans	0.07%	0.24%

AVERAGE BALANCES
Loans, net of deferred loan fees	$1,924,166	$1,797,626
Debt securities	241,480	311,662
Total assets	2,357,580	2,252,814
Deposits	2,010,357	1,795,904
Shareholders' equity	227,210	175,348

PERIOD-END BALANCES
Loans, net of deferred loan fees	$2,148,439	$1,864,942
Debt securities	218,160	296,556
Total assets	2,569,643	2,304,488
Deposits	2,186,073	1,891,355
Shareholders' equity	280,979	186,362

(1) A Non-GAAP performance measure. We provide detailed reconciliations in the “Non-GAAP Performance and Financial Measures Reconciliation” table.

Explanation and Reconciliation of the Company's Use of Non-GAAP Performance and Financial Measures

This report on Form 10-K contains certain non-GAAP ("Generally Accepted Accounting Principles") financial measures in addition to results presented in accordance with GAAP. The table below provides reconciliations between GAAP and adjusted financial measures including fully taxable equivalent net interest income. Management has presented these non-GAAP financial measures because we believe that these measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP.

However, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other banking companies use. Other banking companies may use names similar to those we use for the non-GAAP financial measures we disclose but may calculate them differently. You should understand how we and other companies each calculate the non-GAAP financial measures when making comparisons.

Management believes that adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average equity, adjusted efficiency ratio, and taxable equivalent net interest income are reasonable measures to understand the Company’s core operating performance and are important to many investors in the marketplace who are interested in understanding our profitability prospects from our core operations. In addition, management reviews yields on certain asset categories and the net interest margin of the Company on a fully taxable equivalent basis. The non-GAAP taxable equivalent net interest income adjustment facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's 21% Federal statutory rate.

	December 31,
(Dollars in thousands, except share and per share data)	2025	2024

Non-GAAP adjusted net income reconciliation
Net income – GAAP	$(19,553)	$21,015
Net loss on sale of debt securities	62,391	-
Tax impact of net loss on sale of debt securities	(17,949)	-
Net income – adjusted (non-GAAP)	$24,889	$21,015

Non-GAAP adjusted diluted earnings per share reconciliation
Diluted (loss) / earnings per share – GAAP	$(2.25)	$2.76
Net loss on sale of debt securities, net of income tax	5.05	-
Diluted earnings per share – adjusted (non-GAAP)	$2.80	$2.76
Average common shares – diluted – adjusted	8,880,454	7,604,442

Non-GAAP adjusted return on average assets reconciliation
Net (loss) / income – GAAP	$(19,553)	$21,015
Average total assets	2,357,580	2,252,814
Return on average assets – GAAP	(0.83)%	0.93%

Net income – adjusted (non-GAAP)	$24,889	$21,015
Average total assets	2,357,580	2,252,814
Return on average assets – adjusted (non-GAAP)	1.06%	0.93%

Non-GAAP adjusted return on average equity reconciliation
Net (loss) / income – GAAP	$(19,553)	$21,015
Average total equity	227,210	175,348
Return on average equity – GAAP	(8.61)%	11.98%

Net income – adjusted (non-GAAP)	$24,889	$21,015
Average total equity	227,210	175,348
Return on average equity – adjusted (non-GAAP)	10.95%	11.98%

Non-GAAP adjusted efficiency ratio reconciliation
Non-interest expense	$52,781	$47,333
Net interest income	87,305	75,222
Non-interest income	(56,376)	6,010
Efficiency ratio – GAAP	170.65%	58.27%

Non-interest expense	$52,781	$47,333
Net interest income	87,305	75,222
Non-interest income	(56,376)	6,010
Net loss on sale of debt securities	62,391	-
Adjusted non-interest income	6,015	6,010
Efficiency ratio – adjusted (non-GAAP)	56.56%	58.27%

Non-GAAP taxable equivalent net interest income reconciliation
Net interest income – GAAP	$87,305	$75,222
Taxable equivalent adjustment	33	25
Net interest income – taxable equivalent (non-GAAP)	$87,338	$75,247

Net Interest Income

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin (on a taxable equivalent basis, a non-GAAP measure) for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
(Dollars in thousands; taxable equivalent)	2025			2024
		Interest	Yields		Interest	Yields
	Average	Income/	or	Average	Income/	or
	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Interest-earning assets:
Loans, net of deferred fees (1)	$1,924,166	$132,825	6.90%	$1,797,626	$130,878	7.28%
Fed funds sold / interest-bearing deposits	126,340	5,307	4.20%	68,722	3,649	5.31%
Debt securities
Taxable debt securities	238,877	6,761	2.83%	309,652	7,067	2.28%
Non-taxable debt securities (2)	2,603	155	5.95%	2,010	120	5.97%
Total debt securities	241,480	6,916	2.86%	311,662	7,187	2.31%
FHLB stock	8,409	735	8.74%	8,409	752	8.94%

Total interest-earning assets	2,300,395	145,783	6.34%	2,186,419	142,466	6.52%

Non-interest-earning assets:
Cash and due from banks	10,865			13,048
All other assets (3)	46,320			53,347

TOTAL ASSETS	$2,357,580			$2,252,814

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,039,916	$37,160	3.57%	$857,409	$35,112	4.10%
Money market and savings	426,951	12,750	2.99%	326,934	10,729	3.28%
Time deposits	45,626	1,575	3.45%	76,846	3,144	4.09%
Non-reciprocal brokered deposits	37,381	1,674	4.48%	97,078	5,161	5.32%
Total interest-bearing deposits	1,549,874	53,159	3.43%	1,358,267	54,146	3.99%

Short-term borrowings	77,573	3,544	4.57%	233,290	11,879	5.09%
Subordinated debt	22,000	1,742	7.92%	21,956	1,194	5.44%
Total interest-bearing liabilities	1,649,447	58,445	3.54%	1,613,513	67,219	4.17%

Non-interest-bearing liabilities:
Demand deposits	460,483			437,637
Accrued expenses and other liabilities	20,440			26,316
Shareholders' equity	227,210			175,348

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,357,580			$2,252,814

Net interest spread			2.80%			2.35%
Net interest income and margin (4)		$87,338	3.80%		$75,247	3.44%

Non-taxable equivalent net interest margin			3.80%			3.44%

Cost of deposits	$2,010,357	$53,159	2.64%	$1,795,904	$54,146	3.01%

(1)

Non-performing loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred loan fees/(costs) of $1.7 million and $1.8 million, respectively.

(2)	Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(3)	Including negative balance on average allowance for credit losses on loans of $20.0 million and $20.9 million, respectively.
(4)	Net interest margin is taxable equivalent net interest income divided by total interest-earning assets.

Net interest income, the primary difference between interest earned on loans and investments and interest paid on deposits and borrowings, is the principal component of our earnings. Net interest income is affected by changes in the nature and volume of interest-earning assets and interest-bearing liabilities held during the period, the rates earned on such assets and the rates paid on interest-bearing liabilities.

Net interest income on a taxable equivalent basis for the year ended December 31, 2025, was $87.3 million, an increase of $12.1 million, or 16% over $75.2 million for the year ended December 31, 2024. The increase in net interest income was primarily attributable to lower rates paid on deposits and short-term borrowings. Also positively impacting net interest income was the increase in average loans and the decrease in average short-term borrowings, the result of paying off the existing balances in the third quarter of 2025 using proceeds from the IPO and securities sales.

Average earning assets for the year ended December 31, 2025 increased $114.0 million compared to the same period in 2024, which included increases of $126.5 million in average total loans and $57.6 million in average balances due from the Federal Reserve Bank and interest-bearing deposits in banks, partially offset by a $70.2 million decrease in average investment securities resulting from the securities sales as part of the repositioning of our available-for-sale securities portfolio. Average interest-bearing liabilities increased $35.9 million for the year ended December 31, 2025 compared to the same period in 2024, primarily due to a $191.6 million increase in average interest-bearing deposits, partially offset by a decrease of $155.7 million in average short-term borrowings resulting from paydowns using the proceeds from the IPO and sales of securities. Average non-interest-bearing deposits for the year ended December 31, 2025, increased to $460.5 million from $437.6 million for the same period in 2024.

Net interest margin for the year ended December 31, 2025 was 3.80% compared to 3.44% for 2024. The increase was primarily due to higher average loan balances, lower outstanding balances on average short-term borrowings, an increase in average non-interest-bearing demand deposits, and lower cost of deposits as well as improvement in interest income due to the sale of low-yielding securities as part of the repositioning of our available-for-sale portfolio during the third quarter of 2025. Partially offsetting these favorable impacts to net interest margin was an increase in the rate for subordinated debt coupled with lower yields on loans and average balances with the Federal Reserve Bank and interest-bearing deposits with banks compared to the same period in 2024.

The yield on total loans of 6.90% for the year ended December 31, 2025 was down 38 basis points compared to the same period in 2024, and the yield on interest-earning assets decreased to 6.34% for the year ended December 31, 2025 compared to 6.52% for the same period in 2024. The decreases were driven by interest income reversals totaling $726 thousand related to loans placed on non-accrual status and by reductions in the prime rate. The average cost of total deposits decreased to 2.64% for 2025 from 3.01% for the same period in 2024, and total funding costs, including all deposits, short-term borrowings and subordinated debt, decreased to 3.54% for 2025 compared to 4.17% for the same period 2024.

The average rate paid for short-term borrowings for the year ended December 31, 2025, was 4.57% compared to 5.09% for the same period in 2024. Short-term borrowings typically consist of overnight borrowings.

The following table shows the effect of the interest differential of volume and rate changes for the years ended December 31, 2025 and 2024. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Years Ended
	December 31,
	2025 vs. 2024
	Increase / (Decrease)
	Due to Change in:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income:
Loans, net of deferred fees	$8,735	$(6,788)	$1,947
Due from Federal Reserve Bank and interest-bearing deposits in banks	2,420	(762)	1,658
Debt securities	(2,010)	1,739	(271)
FHLB stock	-	(17)	(17)
Interest expense:
Deposits
Interest-bearing demand deposits	6,522	(4,474)	2,048
Money market and savings	2,987	(966)	2,021
Time deposits	(1,078)	(491)	(1,569)
Non-reciprocal brokered deposits	(2,673)	(814)	(3,487)
Short-term borrowings	(7,114)	(1,221)	(8,335)
Subordinated debt	3	545	548

Net interest income	$10,498	$1,593	$12,091

Provision for Credit Losses

Management considers a number of factors in determining the required level of the allowance for credit losses and the provision required to achieve what is believed to be appropriate reserve level, including historical loss experience, loan growth, credit risk rating trends, non-performing loan levels, delinquencies, loan portfolio concentrations, economic forecasts, and market trends. The provision for credit losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses at a level that it considered adequate in relation to the estimated lifetime losses expected in the loan portfolio.

The provision for credit losses was $5.1 million in 2025, an increase of $1.0 million, compared to 2024. We recorded net loan charge-offs of $1.4 million in the year ended December 31, 2025 compared to net loan charge-offs of $4.4 million during the same period of 2024. The provision was higher primarily due to higher loan balances and the specific reserve on one commercial non-accrual loan. The allowance for credit losses, including loans and unfunded commitments, as a percent of outstanding loans was 1.15% and 1.12% at December 31, 2025 and 2024, respectively. See further discussion of the Provision for Credit Losses and Allowance for Credit Losses in “Financial Condition – Allowance for Credit Losses.”

Non-Interest Income

Non-interest income decreased by $62.4 million for the year ended December 31, 2025 compared to the same period of 2024. The decrease was primarily attributable to the $62.4 million loss on the sale of securities in 2025 resulting from the repositioning of our available-for-sale securities portfolio, partially offset by increases in service charges and fees and warrant and success fee income.

The following table reflects the major components of the Company’s non-interest income for the years ended December 31, 2025 and 2024.

	For the Years Ended
(Dollars in thousands)	December 31,		Increase / (Decrease)
	2025	2024	Amount	Percent
Service charges and fees	$3,178	$2,600	$578	22%
Foreign exchange income	937	896	41	5
Bank-owned life insurance income	372	508	(136)	(27)
Warrant and success fee income	648	65	583	897
Other investment income	485	1,092	(607)	(56)
Loss on sale of debt securities	(62,391)	-	(62,391)	NM
Other income	395	849	(454)	(53)

Total non-interest income	$(56,376)	$6,010	$(62,386)	(1,038)

NM — Comparisons from positive to negative values or to zero values are considered not meaningful.

Service charges and bank fees for the year ended December 31, 2025 increased $578 thousand, or 22% from 2024, primarily due to an increase in the number of client relationships.

Foreign exchange income increased $41 thousand, or 5%, compared to 2024 as a result of the volume of transaction commissions. Foreign exchange income represents commissions earned on foreign exchange transactions, net of related commissions charged by our correspondent bank partners.

Income from bank-owned life insurance decreased $136 thousand, or 27%, compared to 2024 due to the surrender of approximately $21 million in policies in 2024.

Warrant and success fee income totaled $648 thousand for the year ended December 31, 2025. Refer to Note 16 – Derivative Financial Instruments for additional discussion of warrants.

Other investment income for the year ended December 31, 2025, decreased $607 thousand primarily due to fair value marks on fund investments.

The loss on the sale of securities for the year ended December 31, 2025, was $62.4 million. As part of the repositioning of our available-for-sale securities portfolio, we received $274.7 million in proceeds from securities sold at a pre-tax loss of $62.4 million and purchased $205.4 million in available-for-sale securities with an average purchase yield of 4.57% and a duration of 5.4 years.

Other income decreased $454 thousand, or 53%, for the year ended December 31, 2025, compared to the same period in 2024 due to $625 thousand in proceeds received from a litigation settlement in the third quarter of 2024.

Non-Interest Expense

During the year ended December 31, 2025, non-interest expense increased by $5.4 million, or 12%, to $52.8 million compared to $47.3 million in the same period of 2024. Non-interest expense for the year ended December 31, 2025 included higher salaries and benefits expense related to increased investment in personnel across the entire Bank as well as IPO-related expenses, increases in legal and professional fees and data processing expense. Partially offsetting the increase in non-interest expense were decreases in occupancy and equipment expense and regulatory assessments.

The following table reflects the major components of the Company’s non-interest expense for the years ended December 31, 2025 and 2024.

	For the Years Ended
(Dollars in thousands)	December 31,		Increase / (Decrease)
	2025	2024	Amount	Percent
Salaries and employee benefits	$37,415	$32,499	$4,916	15%
Occupancy and equipment	3,208	4,019	(811)	(20)
Data processing	2,936	2,412	524	22
Legal and professional fees	2,707	2,139	568	27
Regulatory assessments	1,930	2,083	(153)	(7)
Business software and subscriptions	1,098	1,051	47	4
Director's fees and expenses	792	746	46	6
Travel and meals	646	545	101	19
Correspondent bank charges	634	608	26	4
Advertising and marketing	431	412	19	5
Other expense	984	819	165	20

Total non-interest expense	$52,781	$47,333	$5,448	12%

Salaries and employee benefits expense for the year ended December 31, 2025 was $37.4 million, an increase of $4.9 million, or 15%, from 2024. The increase was primarily driven by increased investment in personnel across the entire Bank, severance expense of $222 thousand and IPO-related expenses. Full time equivalent headcount totaled 151 at December 31, 2025 compared to 148 at December 31, 2024.

Occupancy and equipment expense totaled $3.2 million for the year ended December 31, 2025, reflecting a decrease of $811 thousand, or 20%, from the same period in 2024 due to lower rent expense at one of our loan production offices.

Data processing expense was 2.9 million for the year ended December 31, 2025, an increase of $524 thousand, or 22%, compared to the same period in 2024. The increase was due to higher transaction volume.

Legal and professional fees were $2.7 million for the year ended December 31, 2025, an increase of $568 thousand, or 27% from 2024. The increase was driven by legal costs related to proxy matters, general corporate and credit matters.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

Income tax expense was a benefit of $7.4 million and an expense of $8.8 million for the years ended December 31, 2025 and 2024, respectively. The effective tax rate for the years ended December 31, 2025 and 2024 was 27.5% and 29.5%, respectively. During 2025, there was $259 thousand in additional tax expense related to the write-down of deferred tax assets from state rate changes, primarily related to a change in the California law requiring financial institutions to apportion business income using a single sales factor for tax years beginning on or after January 1, 2025.

Financial Condition

Total assets of the Company were $2.57 billion as of December 31, 2025, compared to $2.30 billion as of December 31, 2024. Cash and cash equivalents and loans increased compared to December 31, 2024, and were partially offset by decreases in the securities portfolio and other assets.

As of December 31, 2025, loans, net of deferred fees totaled $2.15 billion compared to $1.86 billion at December 31, 2024. The increase from December 31, 2024, was primarily due to the increase in commercial and industrial loans and commercial real estate loans, partially offset by a decrease in construction loans. The loan portfolio was comprised of approximately 49% of commercial and industrial loans at December 31, 2025 and 44% at December 31, 2024. Commercial real estate loans comprised 40% of our loans at December 31, 2024 compared to 41% at December 31, 2024. The loan portfolio information presented in this section should be read in conjunction with Note 3 — Loans and Note 4 — Allowance for Credit Losses on Loans of the consolidated financial statements.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution of each major loan type at December 31, 2025 and 2024.

	As of December 31,
(Dollars in thousands)	2025		2024
	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$1,049,530	49%	$816,963	44%
Construction	196,243	9%	246,301	13%
Residential real estate	45,669	2%	27,494	2%
Commercial real estate	854,342	40%	773,219	41%
Consumer	2,655	0%	965	0%

Total outstanding loans, net of deferred fees	2,148,439		1,864,942
Allowance for credit losses on loans	(22,261)		(18,679)

Total loans, net of allowance for credit losses on loans	$2,126,178		$1,846,263

The following table shows the maturity distribution for total loans outstanding as of December 31, 2025.

	Contractual Loan Maturities at December 31, 2025

		After One	After Five
		Year	Years	After
	One Year	Through	Through	Fifteen
(Dollars in thousands)	or Less	Five Years	Fifteen Years	Years	Total

Commercial and industrial	$326,981	$535,262	$187,287	$-	$1,049,530
Construction	187,113	9,130	-	-	196,243
Residential real estate	6,104	25,432	14,133	-	45,669
Commercial real estate	82,612	182,820	588,910	-	854,342
Consumer	2,518	137	-	-	2,655

Total loans, net of deferred fees	$605,328	$752,781	$790,330	$-	$2,148,439

The principal balances of loans are indicated by both fixed and variable rate categories in the table below.

	December 31, 2025
	Fixed	Adjustable	Floating
(Dollars in thousands)	Interest Rates	Interest Rates	Interest Rates	Total

Commercial and industrial	$134,223	$70	$915,237	$1,049,530
Construction	34,229	-	162,014	196,243
Residential real estate	2,181	7,374	36,114	45,669
Commercial real estate	329,618	517,582	7,142	854,342
Consumer	2,652	-	3	2,655

Total loans, net of deferred fees	$502,903	$525,026	$1,120,510	$2,148,439

Commercial and industrial loans consist of financing for commercial purposes in various lines of businesses, including manufacturing, service industry and professional service areas. Commercial and industrial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guarantee of the business owners. Our Venture Lending Division provides banking services to emerging growth technology companies that have received an infusion of equity capital from institutional investors such as venture capital and private equity firms. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Asset-Based Lending creates lending solutions that are designed to provide capital against assets such as accounts receivable and inventory, Sponsor Finance loans are backed by well-known institutional funds/sponsors that have stepped up in distressed scenarios to provide follow-on capital and right-size bank debt.

The following table presents the various product types of commercial and industrial loans as of December 31, 2025 and 2024.

	As of December 31,
(Dollars in thousands)	2025		2024
	Amount	% of Loans	Amount	% of Loans
Venture	$376,799	18%	$298,562	16%
Asset-based lending (ABL)	148,918	7%	89,601	5%
Sponsor finance	303,303	14%	253,689	14%
Invoice financing	28,818	1%	34,780	2%
Other	191,692	9%	140,331	7%

Total commercial and industrial loans, net of deferred fees	$1,049,530	49%	$816,963	44%

As of December 31, 2025 and 2024, we had $854.3 million and $773.2 million, respectively, in commercial real estate loans representing 40% and 41%, respectively, of our total loans. Our commercial real estate loans consist of commercial, multi-family and mixed-use property loans for investors and owner-users. Our commercial real estate loans are typically secured by multi-family, hotel/motel, retail, industrial, warehouse or other commercial properties. At December 31, 2025 and 2024, 20% and 21%, respectively, of our commercial real estate loans were for non-owner-occupied purposes. All commercial real estate loans were collateralized by properties in California as of December 31, 2025 and 2024.

The following table presents the components of commercial real estate loans as of December 31, 2025 and 2024.

	As of December 31,
(Dollars in thousands)	2025		2024
	Amount	% of Loans	Amount	% of Loans
Office	$147,708	7%	$151,693	8%
Hotel / motel	78,566	4%	80,037	4%
Retail	86,309	4%	74,296	4%
Industrial	68,408	3%	58,747	3%
Warehouse	16,611	1%	15,585	1%
Other	26,505	1%	34,193	1%

Total non-owner-occupied	$424,107	20%	$414,551	21%
Owner-occupied	165,130	8%	142,650	8%
Multi-family	265,105	12%	216,018	12%
Total commercial real estate, net of deferred fees	$854,342	40%	$773,219	41%

Non-Performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at December 31, 2025 or December 31, 2024. A loan is placed on non-accrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well secured and in process of legal collection. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Additionally, assets that have been restructured due to the borrower’s financial difficulties may also be classified as non-performing if the restructuring does not restore the asset to a performing status.

Non-performing loans increased during 2025 compared to 2024, primarily due to the downgrade of two well-collateralized construction loans and one commercial loan. The following table presents information regarding the Company’s non-performing assets at December 31, 2025 and 2024.

	December 31,
(Dollars in thousands)	2025	2024
Non-accrual loans
Commercial and industrial	$5,088	$1,367
Construction	19,414	-
Residential real estate	-	-
Commercial real estate	-	-
Consumer	-	-
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	24,502	1,367
Other real estate owned	-	-
Total non-performing assets	$24,502	$1,367

Non-performing assets to total assets	0.95%	0.06%
Non-performing loans to total loans	1.14%	0.07%

Allowance for Credit Losses

The allowance for credit losses ("ACL") represents an amount that is intended to absorb the lifetime expected credit losses that may be sustained on outstanding loans at the balance sheet date. Additional information regarding the ACL evaluation can be found in Note 4 — Allowance for Credit Losses on Loans to our consolidated financial statements for the years ended December 31, 2025 and 2024.

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

The ACL may be adjusted by charge-offs, net of recoveries of previous losses, and may be increased or decreased by a provision for or recapture of credit losses, which is recorded in the consolidated statements of operations. Management estimates the allowance balance using various information sources, both internal and external, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience typically provides a basis for the estimation of expected credit losses. Adjustments to historical loss information may be made for differences in current loan-specific risk characteristics and changes in environmental conditions. Expected credit losses are typically estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term generally excludes expected extensions, renewals, and modifications.

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

Potential Problem Loans

We assign a risk rating to all loans and periodically perform detailed reviews of all such loans exhibiting variances in expected payment and/or financial performance to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by us and by our regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. We individually rate loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, LTV (loan-to-value) ratios, collateral, collection experience, and other internal metrics. The risk ratings can be grouped into six major categories, defined as follows:

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention – A special mention loan has potential weaknesses deserving management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special Mention loans are not adversely classified, and we believe do not expose us to sufficient risk to warrant adverse classification.

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

Substandard - Non-accrual – These loans are typically on nonaccrual and have many of the same weaknesses as substandard loans.

Doubtful - Non-accrual – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The following table provides information on the activity within the allowance for loan losses as of and for the periods indicated.

	December 31,
(Dollars in thousands)	2025	2024

Allowance for credit losses on loans, beginning of period	$18,679	$19,131
Provision for credit losses on loans	5,014	3,909
Charge-offs
Commercial and industrial	(1,523)	(4,361)
Construction	-	-
Residential real estate	-	-
Commercial real estate	-	-
Consumer	-	-
Total charge-offs	(1,523)	(4,361)
Recoveries
Commercial and industrial	91	-
Construction	-	-
Residential real estate	-	-
Commercial real estate	-	-
Consumer	-	-
Total recoveries	91	-
Net charge-offs	(1,432)	(4,361)
Allowance for credit losses on loans, end of period	$22,261	$18,679

Average loans, net of deferred loans fees	1,924,166	1,797,626
Loans, net of deferred fees, end of period	2,148,439	1,864,942
Net charge-offs to average loans	0.07%	0.24%
Allowance for credit losses on loans to total loans	1.04%	1.00%
Allowance for credit losses on loans to non-performing loans	90.85%	1,366.42%
Non-performing loans to total loans	1.14%	0.07%

Provision for credit losses on loans was $5.0 million and $3.9 million for the years ended December 31, 2025 and 2024, respectively, primarily due to higher loan balances and the specific reserve on one commercial non-accrual loan in 2025 and the charge-off of one venture lending relationship in 2024. The following table presents the allocation of the allowance for credit losses as of the dates indicated:

(Dollars in thousands)	As of December 31,
	2025		2024
	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$15,612	0.73%	$10,170	0.54%
Construction	1,972	0.09%	3,005	0.16%
Residential real estate	494	0.02%	286	0.02%
Commercial real estate	4,150	0.19%	5,207	0.28%
Consumer	33	0.01%	11	0.00%

Total	$22,261	1.04%	$18,679	1.00%

Credit Quality Indicators

We assign a risk rating to all loans and periodically perform detailed reviews of all such loans exhibiting variances in expected payment and/or financial performance to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by us and our regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. We individually rate loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. Additional information on our risk ratings can be found in Note 1 — Summary of Significant Accounting Policies to our consolidated financial statements for the years ended December 31, 2025 and 2024.

Debt Securities

Debt securities available-for-sale totaled $218.2 million at December 31, 2025 compared to $296.6 million at December 31, 2024. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of December 31, 2025, investment securities available-for-sale had a net unrealized loss of $328 thousand compared to a net unrealized loss of $72.6 million as of December 31, 2024. During December 31, 2025, the Company sold $274.7 million in available-for-sale securities and recognized a loss of $62.4 million on the sale of the securities. The Company purchased $205.4 million in available-for-sale securities with an average purchase yield of 4.57% and a duration of 5.4 years. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuates. Management evaluated all available-for-sale securities in an unrealized loss position at December 31, 2025 and December 31, 2024, and concluded no impairment existed at the balance sheet dates.

Our investments provide a source of liquidity as they can be pledged to support borrowed funds or can be liquidated to generate cash proceeds. The investment portfolio is also a resource to us in managing interest rate risk, as the maturity and interest rate characteristics of this asset class can be changed to match changes in the loan and deposit portfolios. We consider AFS security interest rate sensitivity as part of total interest rate risk management. For further discussion, see sub-section entitled “— Interest Rate Sensitivity and Market Risk." The majority of our available-for-sale investment portfolio is comprised of mortgage-backed securities (MBSs) that are either issued or guaranteed by U.S. government agencies or government-sponsored enterprises (GSEs).

The following table reflects the amortized cost and fair market values for the total portfolio of investments in our securities portfolio as of December 31, 2025 and 2024. As of the dates indicated, none of our investment securities were classified as held-to-maturity.

(Dollars in thousands)	December 31, 2025		December 31, 2024

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale securities
U.S. Treasury securities and obligations of U.S. government agencies	$478	$458	$578	$538
Commercial mortgage-backed securities	5,454	5,430	3,161	2,863
Residential mortgage-backed securities	207,847	207,552	360,713	288,461
U.S. states and political subdivisions	4,709	4,720	4,703	4,694
Total available-for-sale securities	$218,488	$218,160	$369,155	$296,556

As of December 31, 2025, the average life of the Bank's securities was 4.8 years, and the effective duration was 3.5 years, compared to an average life of 7.9 years and effective duration of 6.2 years as of December 31, 2024.

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

	December 31, 2025
(Dollars in thousands)	Due Less Than One Year		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
	Cost	Average Yield (1)	Cost	Average Yield (1)	Cost	Average Yield (1)	Cost	Average Yield (1)	Cost	Average Yield (1)

U.S. Treasury securities and obligations of U.S. government agencies	$-	-%	$-	-%	$478	2.36%	$-	-%	$478	2.36%
Commercial mortgage-backed securities	-	-	1,011	3.73	-	-	4,443	4.92	5,454	4.70
Residential mortgage-backed securities	-	-	-	-	-	-	207,847	4.58	207,847	4.58
U.S. states and political subdivisions	-	-	-	-	-	-	4,709	5.71	4,709	5.71
Total available-for-sale securities	$-	-%	$1,011	3.73%	$478	2.36%	$216,999	4.61%	$218,488	4.60%

(1)	Weighted average yields are computed based on the amortized cost of the underlying securities.

Deposits

Our deposits are generated through our bankers’ commercial banking relationships. Many of our business customers maintain liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

We participate in a reciprocal deposit network to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our statement of financial condition. If we elect to receive reciprocal deposits, we are required to pay a fee equal to our reciprocal deposits balances multiplied by an annualized rate. The reciprocal deposit placement fee represents an additional cost that is not incurred with traditional deposit accounts and is factored into our overall cost of deposits. Our participation in the reciprocal deposit network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the network in the future. See “Risk Factors — We participate in reciprocal deposit networks to provide additional FDIC deposit insurance coverage to support our clients and to efficiently manage our balance sheet and liquidity position.” In particular, under FDIC regulations, qualifying reciprocal deposits which do not exceed 20% of the liabilities of the Bank may be excluded from being classified as brokered deposits. As of December 31, 2025 and December 31, 2024, our total reciprocal interest-bearing checking deposits totaled $929.8 million and $889.2 million, respectively. As a result, as of December 31, 2025 and December 31, 2024, an additional $475.4 million and $470.0 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general 20% cap.

At December 31, 2025 and 2024, approximately 26% and 22%, respectively, of our deposits were in non-interest-bearing demand deposits. The balance of our deposits at December 31, 2025 and 2024 were held in interest-bearing checking, savings and money market accounts, time and brokered deposits. Approximately 73% and 71% of total deposits were held in interest-bearing demand, savings and money market deposit accounts at December 31, 2025 and 2024, respectively, which provide our clients with interest and liquidity. Time and brokered deposits comprised the remaining 1% and 7% of our deposits at December 31, 2025 and 2024, respectively.

Information concerning average balances and rates paid on deposits by deposit type for the past two fiscal years is contained in the Distribution, Yield and Rate Analysis of Net Income table located in the previous section titled “Results of Operations—Net Interest Income”. The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

(Dollars in thousands)	Balance	% of Total
At December 31, 2025
Non-interest-bearing demand	$556,972	26%
Interest-bearing checking	1,069,272	49%
Money market and savings	532,149	24%
Time	27,680	1%
Non-reciprocal brokered (1)	-	-%

Total deposits	$2,186,073	100%

At December 31, 2024
Non-interest-bearing demand	$414,327	22%
Interest-bearing checking	993,219	53%
Money market and savings	338,578	18%
Time	74,468	3%
Non-reciprocal brokered (1)	70,763	4%

Total deposits	$1,891,355	100%

(1)	FDIC regulations impose a general cap on reciprocal deposits that may be exempt from brokered deposits classification equal to 20% of the Bank's total liabilities. As of December 31, 2025 and 2024, an additional $475.4 million and $470.0 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap, respectively.

FDIC deposit insurance covers $250 thousand per depositor (subject to the rules and regulations of the FDIC), per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $915.5 million and $632.6 million as of December 31, 2025 and 2024, respectively, representing approximately 42% and 33% of our total deposit portfolio as of December 31, 2025 and 2024, respectively.

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater as of December 31, 2025.

	December 31, 2025
	Less Than	$250,000 or
(Dollars in thousands)	$250,000	Greater	Total

Remaining maturity:
Three months or less	$1,214	$10,562	$11,776
Over three through six months	2,936	4,210	7,146
Over six through twelve months	1,515	4,736	6,251
Over twelve months	133	2,374	2,507
	$5,798	$21,882	$27,680

Borrowings

The Bank has several supplementary funding sources, including a secured line of credit with the Federal Home Loan Bank of San Francisco ("FHLB") and various available secured and unsecured lines of credit with correspondent banks. As of December 31, 2025, total deposits increased $294.7 million, or 16%, compared to December 31, 2024. Based on this additional funding of deposits received, the Bank reduced wholesale funding to 2% of total assets at December 31, 2025, compared to 11% as of December 31, 2024.

The following table summarizes our borrowings as of December 31, 2025 and 2024.

	December 31,
(Dollars in thousands)	2025	2024

Federal funds lines of credit	$60,000	$115,000
Federal Home Loan Bank advances	-	70,000
Subordinated notes, net	22,000	22,000
Total	$82,000	$207,000

Other Short-Term Borrowings

The Bank had unsecured Federal Funds lines of credit from correspondent banks totaling $206.0 million at December 31, 2025 and $175.0 million at December 31, 2024, with outstanding balances of $60.0 million and $115.0 million as of December 31, 2025 and 2024, respectively. The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window with a borrowing capacity of $853.9 million and $786.5 million as of December 31, 2025 and December 31, 2024, respectively. There were no borrowings outstanding under this arrangement at December 31, 2025 and December 31, 2024.

Federal Home Loan Bank Advance

The Bank has a secured line of credit with the FHLB, which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged multi-family and commercial real estate loans within the Bank’s loan portfolio to establish credit availability. As of December 31, 2025, the secured line of credit had no outstanding balance and $530.0 million in remaining borrowing capacity. In comparison, at December 31, 2024, the secured line of credit had an outstanding balance of $70.0 million and $391.2 million in remaining borrowing capacity.

Long-Term Debt

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of December 30, 2029, and are currently redeemable, subject to certain conditions. The subordinated notes bear interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The interest rate as of December 31, 2025 was 7.26%. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the statement of financial condition, the subordinated notes are carried net of debt issuance costs, and these were fully amortized as of December 31, 2024.

Liquidity and Capital Resources

Liquidity Management

Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. The liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of December 31, 2025 and December 31, 2024, our reported liquidity ratios were 15.9% and 17.2%, respectively.

We maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. As of December 31, 2025, we had remaining borrowing capacity totaling $530.0 million and $853.9 million with the FHLB and Federal Reserve, respectively. The Bank maintains unsecured lines of credit with correspondent banks that provide combined availability of $206.0 million and $175.0 million at December 31, 2025 and December 31, 2024. Outstanding balances on these unsecured lines of credit as of December 31, 2025 and 2024 totaled $60.0 million and $115.0 million, respectively.

In addition to these sources of liquidity, we also utilize the ICS® network for One-Way Buy® deposits. One-Way Buy® deposits involve receiving deposits from other banks’ clients through the ICS® network. This mechanism can provide an additional source of liquidity by allowing us to increase our deposits without reciprocating. At December 31, 2025 and 2024, One-Way Buy® deposits totaled $0 and $20.0 million, respectively.

As an intermediate source of liquidity, we may sell AFS securities or allow AFS securities to mature without reinvestment in the securities portfolio. As of December 31, 2025 and 2024, our AFS securities portfolio had a fair value of $218.2 million and $296.6 million, respectively, and an amortized cost of $218.5 million and $369.2 million, respectively. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell including the marketability of the bonds, current prices and estimated losses.

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

Capital Resources

Capital adequacy is generally considered an important indicator of financial stability and performance. Our objectives include maintaining capitalization at levels that we believe are sufficient to support asset growth and to promote confidence among our depositors, investors, and regulators. We recognize that robust capital management practices are integral to addressing various financial and operational challenges, which may include managing credit risk, liquidity risk, balance sheet growth, new products, regulatory changes and competitive pressures. Our Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including but not limited to, the need for raising additional capital (whether in the form of debt and/or equity), replacing existing capital or returning capital to our shareholders.

Shareholders’ equity as of December 31, 2025, was $281.0 million, an increase of $94.6 million, or 51%, compared to $186.4 million as of December 31, 2024. The increase included net proceeds from the IPO totaling $61.3 million, improvement in accumulated other comprehensive loss of $51.2 million due to the recognized loss on the sale of available-for-sale securities, partially offset by a decrease in retained earnings of $19.6 million.

Book value per share as of December 31, 2025 and December 31, 2024, was $25.66 and $23.57, respectively. The increase from December 31, 2024, was primarily the result of the increase in equity capital in connection with our IPO.

Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of December 31, 2025 and December 31, 2024, respectively, 8.0% and 6.2% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the relevant quarter.

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

	Consolidated
(Dollars in thousands)	December 31, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio	$313,481	12.57%	$276,225	12.30%
Tier 1 risk-based capital ratio	275,669	11.05%	237,700	10.59%
Common equity Tier 1 capital ratio	275,669	11.05%	237,700	10.59%
Tier 1 leverage ratio	275,669	11.23%	237,700	10.35%

	Bank
(Dollars in thousands)	December 31, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio	$309,703	12.45%	$274,362	12.26%
Tier 1 risk-based capital ratio	285,091	11.46%	253,437	11.32%
Common equity Tier 1 capital ratio	285,091	11.46%	253,437	11.32%
Tier 1 leverage ratio	285,091	11.65%	253,437	11.07%

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated statements of financial condition in accordance with GAAP. These transactions, including commitments to extend credit, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments. The total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of our off-balance sheet commitments outstanding as of the dates indicated. The Bank has some commitments that are unconditionally cancellable at our discretion and these amounts are not included in the table below:

	December 31,
(Dollars in thousands)	2025	2024

Commitments to extend credit	$688,115	$716,695
Standby letters of credit	19,168	18,043

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Through our various sources of liquidity, we believe we will be able to fund these obligations as they arise. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

Contractual Obligations

The following tables present, as of December 31, 2025, our significant contractual obligations to third parties on debt and lease agreements and service obligations:

		After One	After Two
	One Year	Year Through	Year Through	After
(Dollars in thousands)	or Less	Two Years	Five Years	Five Years	Total

Time deposits (1)	$25,173	$1,358	$1,149	$-	$27,680
Subordinated debt (1)	-	-	22,000	-	22,000
Operating leases, net	2,684	3,270	1,201	-	7,155
Significant contracts (2)	1,685	4,234	2,662	-	8,581

Total	$29,542	$8,862	$27,012	$-	$65,416

(1)	Amounts exclude interest
(2)

We have a significant, long-term contract for core processing services. Actual obligation is dependent on certain factors including volume and activity. For purposes of this disclosure, future obligations are estimated using December 31, 2025 expenses extrapolated over the remaining contract life

We believe that will we be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity and access to borrowing sources.

Risk Framework

We have established a risk appetite framework as part of our overall risk management policies to define the type and amount of risk we are willing to accept, while balancing the needs of all stakeholders. The risk appetite framework is developed in accordance with industry practice and regulatory expectations. It is reviewed and approved annually by the Risk Oversight Committee and the Audit Committee and ratified by the Board. The framework covers eight (8) major risk categories: (i) operational risk; (ii) strategic risk; (iii) credit risk; (iv) liquidity risk; (v) technology risk; (vi) compliance risk (vii) reputation risk and (viii) interest rate sensitivity risk.

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

Our loan-to-deposit ratio at December 31, 2025 and 2024, was 98.3% and 98.6%, respectively. As of December 31, 2025 and 2024, the Company had cash on its statement of financial condition of $154.6 million and $82.7 million, respectively, and total other liquidity sources, including available borrowing capacity and unpledged debt securities of approximately $1.80 billion and $1.50 billion, respectively. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits were approximately 213% and 253%, respectively.

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

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, we attempt to ensure that all complaints are given prompt attention.

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

Interest rate risk is generally considered a significant market risk for financial institutions. We have developed an interest rate risk policy that aims to provide management with guidelines for managing interest rate risk. We have also established a system for monitoring our net interest rate sensitivity position. However, it is important to note that despite these measures, significant changes in interest rates could potentially impact our earnings, liquidity and capital positions.

Our ALCO is composed of our Chief Executive Officer and at least two independent directors and meets at least quarterly to manage interest rate risk in accordance with policies approved by the Bank’s board of directors. Members of management from various departments also participate in the ALCO meetings, including the Chief Financial Officer, Treasurer, and Chief Revenue Officer. The board of directors receives quarterly interest rate risk measurement results. The ALCO monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

	Estimated Change in Net Interest Income
Change in interest rates (basis points)	December 31, 2025	December 31, 2024

+400	16.65%	11.89%
+300	12.37	8.80
+200	8.01	5.73
+100	3.76	2.64
-100	(1.41)	(1.07)
-200	(1.35)	(0.21)
-300	(0.19)	1.88
-400	0.86	5.69

We expect net interest income to benefit from an increase in interest rates as the rates on interest earning assets reprice at a faster pace than the rate on interest bearing liabilities. As rates decrease, net interest income is negatively impacted as the rates on interest earning assets reprice lower at a faster pace than the rates on interest bearing liabilities. The decrease in net interest income is offset by the benefits from the floor rates on our floating rate loans. At December 31, 2025, approximately 22% of our floating rate loans were at their floor rate. As rates decrease, a larger percentage of the coupon on our floating rate loans will be at the floor rate. If rates decrease 100 basis points, 69% of our floating rate loans will be at their floor rate, and if rates decrease 400 basis points, 85% will be at their floor rate.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements

AVIDBANK HOLDINGS, INC.

AS OF AND FOR THE YEARS ENDED December 31, 2025 and 2024

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Avidbank Holdings, Inc.

San Jose, California

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Avidbank Holdings, Inc., (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Crowe LLP

We have served as the Company's auditor since 2003.

Sacramento, California

March 18, 2026

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2025 and 2024

(In thousands, except share data)

	2025	2024
ASSETS
Cash and due from financial institutions	$7,942	$8,662
Due from Federal Reserve Bank and interest-bearing deposits in other financial institutions	146,627	74,039
Total cash and cash equivalents	154,569	82,701
Debt securities available-for-sale, at fair value (amortized cost $218,488 and $369,155, net of allowance for credit losses of $0 and $0)	218,160	296,556
Loans, net of allowance for credit losses on loans of $22,261 in 2025 and $18,679 in 2024	2,126,178	1,846,263
Federal Home Loan Bank stock, at cost	8,409	8,409
Premises and equipment, net	1,526	2,331
Cash surrender value of bank-owned life insurance policies	13,045	12,674
Accrued interest receivable and other assets	47,756	55,554
Total assets	$2,569,643	$2,304,488

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$556,972	$414,327
Interest-bearing	1,629,101	1,477,028
Total deposits	2,186,073	1,891,355
Short-term borrowings	60,000	185,000
Subordinated debentures, net	22,000	22,000
Accrued interest payable and other liabilities	20,591	19,771
Total liabilities	2,288,664	2,118,126
Commitments and contingent liabilities (Note 12)
Shareholders' equity:
Preferred stock - no par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	-	-
Common stock - no par value; 25,000,000 and 15,000,000 shares authorized; 10,947,967 and 7,906,761 shares issued and outstanding at December 31, 2025 and 2024, respectively	169,990	106,997
Retained earnings	111,150	130,703
Accumulated other comprehensive loss, net of taxes	(161)	(51,338)
Total shareholders' equity	280,979	186,362
Total liabilities and shareholders' equity	$2,569,643	$2,304,488

The accompanying notes are an integral part of these consolidated financial statements.

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

(In thousands, except per share data)

	2025	2024
Interest income:
Interest and fees on loans	$132,825	$130,878
Taxable debt securities	6,761	7,067
Tax-exempt debt securities	122	95
Federal Home Loan Bank dividends	735	752
Other interest income	5,307	3,649
Total interest income	145,750	142,441

Interest expense:
Interest on deposits	53,159	54,146
Interest on other borrowings	3,544	11,879
Interest on long-term debt	1,742	1,194
Total interest expense	58,445	67,219

Net interest income	87,305	75,222

Provision for credit losses	5,118	4,096

Net interest income after provision for credit losses	82,187	71,126

Non-interest income:
Service charges and fees	3,178	2,600
Foreign exchange income	937	896
Bank-owned life insurance income	372	508
Warrant and success fee income	648	65
Other investment income	485	1,092
Net loss on sale of debt securities	(62,391)	-
Other income	395	849

Total non-interest income	(56,376)	6,010

Non-interest expense:
Salaries and employee benefits	37,415	32,499
Occupancy and equipment	3,208	4,019
Data processing	2,936	2,412
Legal and professional fees	2,707	2,139
Regulatory assessments	1,930	2,083
Other operating expenses	4,585	4,181

Total non-interest expense	52,781	47,333

(Loss) / income before (benefit) / provision for income taxes	(26,970)	29,803

(Benefit) / provision for income taxes	(7,417)	8,788

Net (loss) / income	$(19,553)	$21,015

Basic (loss) / earnings per common share	$(2.25)	$2.83

Diluted (loss) / earnings per common share	$(2.25)	$2.76

The accompanying notes are an integral part of these consolidated financial statements.

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2025 and 2024

(In thousands)

	2025	2024

Net (loss) / income	$(19,553)	$21,015

Other comprehensive income/(loss):

Unrealized gains/(losses) on securities:
Unrealized holdings gains/(losses)	9,880	(3,846)
Reclassification adjustment for losses included in net income	62,391	-
	72,271	(3,846)
Derivative instruments designated as cash flow hedges:
Unrealized holdings gains on derivatives	73	83
Other comprehensive income/(loss), before tax	72,344	(3,763)

Tax effect	(21,167)	1,300

Total other comprehensive income / (loss)	51,177	(2,463)

Comprehensive income	$31,624	$18,552

The accompanying notes are an integral part of these consolidated financial statements.

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2025 and 2024

(In thousands)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance, December 31, 2023	7,770,439	$104,499	$109,688	$(48,875)	$165,312
Net income	-	-	21,015	-	21,015
Other comprehensive loss	-	-	-	(2,463)	(2,463)
Restricted stock issued, net of forfeitures and shares withheld to cover taxes	136,322	(713)	-	-	(713)
Stock-based compensation	-	3,211	-	-	3,211
Balance, December 31, 2024	7,906,761	$106,997	$130,703	$(51,338)	$186,362
Net loss	-	-	(19,553)	-	(19,553)
Other comprehensive income	-	-	-	51,177	51,177
Issuance of common stock upon initial public offering, net of offering costs	3,001,500	61,344	-	-	61,344
Restricted stock issued, net of forfeitures and shares withheld to cover taxes	39,706	(1,522)	-	-	(1,522)
Stock-based compensation	-	3,171	-	-	3,171
Balance, December 31, 2025	10,947,967	$169,990	$111,150	$(161)	$280,979

The accompanying notes are an integral part of these consolidated financial statements.

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

(In thousands)

	2025	2024
Operating activities:
Net (loss) / income	$(19,553)	$21,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,118	4,096
Depreciation, amortization and accretion	1,133	1,648
Net loss on sale of debt securities	62,391	-
(Gain) / loss on disposal of premises and equipment	-	(16)
Amortization of debt issuance costs	-	94
(Increase) / decrease in deferred loan origination fees, net	(276)	(228)
Earnings on bank-owned life insurance policies	(372)	(508)
Repayment of operating lease liabilities	2,278	2,866
Stock-based compensation expense	3,171	3,211
Deferred income taxes	7,297	348
Net (increase) / decrease in accrued interest receivable and other assets	(22,870)	(130)
Net increase / (decrease) in accrued interest payable and other liabilities	716	(9,705)
Net cash provided by operating activities	39,033	22,691

Investing activities:
Purchase of available-for-sale investment securities	(223,002)	(6,693)
Proceeds from sales of available-for-sale investment securities	274,708	-
Proceeds from paydowns/maturities of available-for-sale investment securities	36,335	30,958
Net increase in loans	(284,653)	(128,428)
Proceeds from surrendered bank-owned life insurance policies	-	21,475
Purchase of premises and equipment	(93)	(47)
Proceeds from sale of premises and equipment	-	36
Net cash used in investing activities	(196,705)	(82,699)

Financing activities:
Net increase in deposits	294,718	237,026
Restricted stock issued, net	(1,522)	(713)
Proceeds from the issuance of common stock upon initial public offering, net of offering costs	61,344	-
Net proceeds / (repayment) from overnight borrowings	(55,000)	(21,000)
Net proceeds / (repayment) from Federal Reserve Bank borrowings	-	(224,000)
Net proceeds / (repayment) from Federal Home Loan Bank borrowings	(70,000)	70,000
Net cash provided by financing activities	229,540	61,313

Net change in cash and cash equivalents	71,868	1,305
Cash and cash equivalents at beginning of period	82,701	81,396
Cash and cash equivalents at end of period	$154,569	$82,701

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$59,391	$75,290
Income taxes, net of refunds	4,415	7,484
Supplemental non-cash disclosures:
Recording of right-of-use assets in exchange for lease liabilities	$439	$-
Change in unrealized (gains) / losses on available-for-sale securities, net of tax	(51,104)	2,546

The accompanying notes are an integral part of these consolidated financial statements.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Avidbank Holdings, Inc. (the "Company) was incorporated on December 17, 2007 and subsequently obtained approval from the Board of Governors of the Federal Reserve System to operate as a bank holding company. The Company’s predecessor and current subsidiary is Avidbank (the “Bank”). The bank was formerly “The Private Bank of the Peninsula” and commenced operations on October 1, 2003. On April 2, 2008, Avidbank consummated a merger with the Company effected through the exchange of one share of the Company's stock for each share of the Bank's stock. The reorganization represented an exchange of shares between entities under common control, and, as a result, assets and liabilities of the Bank were recognized at their carrying amounts in the accounts of the Company. Subsequent to the reorganization, the Bank continued its operations as previously conducted, but as a wholly-owned subsidiary of the Company.

The Bank is a California state-chartered institution, headquartered in San Jose, California, and provides innovative financial solutions and services. We specialize in commercial and industrial lending, venture lending, structured finance, asset-based lending, sponsor finance, fund finance, real estate construction and commercial real estate lending.

Subsequent Events

Management has evaluated subsequent events that occurred after  December 31, 2025. During this period, up to the filing date of this annual report on Form 10-K, management did not identify any material subsequent events that would require recognition or disclosure in our Consolidated Financial Statements as of or for the year ended December 31, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The Company does not have any Variable Interest Entities, nor does it have any unconsolidated entities.

Risks and Uncertainties

In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default, primarily in the loan portfolio, that results from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of securities, the value of collateral underlying loans receivable, the valuation of other investments and the valuation of deferred tax assets.

The Company is subject to the regulations of various governmental agencies. These regulations can change from period to period. Such regulations can also restrict the Company's ability to sustain continued growth as a result of capital and other requirements. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required allowance for credit losses and operating restrictions resulting from the regulators' judgments based upon information available to them at the time of their examination.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The allowance for credit losses for loans and unfunded commitments, securities, taxes and the fair value of financial instruments are particularly susceptible to significant change.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. We now present loans net of deferred fees for all disclosures presented. Previously, loan disclosures were presented gross of deferred fees. Reclassifications had no effect on prior year net income or shareholders’ equity.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and cash equivalents consist of cash and due from banks and due from Federal Reserve Bank. On the statement of cash flows, net cash flows are reported for customer loan and deposit transactions.

Debt Securities

Debt securities are classified into the following categories:

•

Available-for-sale securities (“AFS”), reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income within shareholders' equity.

•

Held-to-maturity securities (“HTM”), which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums, which are recognized as adjustments to interest income.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. At December 31, 2025 and 2024, all of the Company's securities were classified as available-for-sale. There were no transfers between categories during 2025 or 2024.

Gains and losses on the sale of securities are computed using the specific identification method on the trade date. Interest earned on debt securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums, which are accounted for on the level-yield method without anticipation of prepayment except for mortgage-backed securities where prepayments are anticipated.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities held as available-for-sale that do not meet the aforementioned criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (“OCI”). No allowance for credit losses was recorded on available-for-sale securities as of December 31, 2025 or 2024.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities totaled $789 thousand and $694 thousand at December 31, 2025 and 2024, respectively, and is recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition and is not included in the estimate of credit losses.

Equity Securities and Investment in Federal Home Loan Bank (“FHLB”) Stock

Equity securities with readily determinable fair values are considered marketable and measured at fair value, with changes in the fair value recognized as a component of other non-interest income in the Company’s Consolidated Statements of Operations. Dividends received from marketable equity securities are recognized within non-interest income in the Consolidated Statements of Operations. Dividends received from FHLB Stock are recognized within interest income in the Consolidated Statements of Operations.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity securities that are not accounted for under the equity method and do not have readily determinable fair values are considered non-marketable and are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any adjustments to the carrying value of these non-marketable equity securities are recognized in other non-interest income in the Company’s Consolidated Statements of Operations. Non-marketable equity securities include FHLB stock and other equity investments. As a member of the Federal Home Loan Bank System, the Company is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The FHLB investment is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value.

Loans

Loans are stated at principal balances outstanding net of deferred loan fees and costs, and an allowance for credit losses on loans. Interest is accrued daily based upon outstanding loan balances. Accrued interest receivable totaled $8.2 million and $7.4 million at December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition and is excluded from the estimate of credit losses. When a loan is past due 90 days or in the opinion of management the future collectability of interest and principal is in serious doubt, loans are placed on non-accrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received on loans on non-accrual status are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans, or payments received on non-accrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. The Company may also account for expected recoveries should information of an anticipated recovery become available. In the case of actual or expected recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts.  The allowance is calculated using a discounted cash flow methodology applied at the loan level. The Company uses the FOMC Civilian Unemployment Rate and Real GDP Seasonally Adjusted Annual Rate to obtain various forecast scenarios to determine the loan portfolio’s quantitative portion of expected credit loss. The Company has elected to forecast the first four quarters of the credit loss estimate and revert on a straight-line basis over 8 quarters. Adjustments to historical loss information are made when management determines historical data are not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. These adjustments include factors such as differences in underwriting standards, local economic conditions, portfolio mix, credit quality, concentrations, collateral, or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. The Company utilizes an external vendor model as well as internally developed tools and non-statistical estimation approaches.

Accrued interest receivable was excluded from the estimate of credit losses for loans. The allowance for credit losses on loans is measured on a collective (pool) basis when similar risk characteristics exist. Management segments the loans into pools by product groupings with similar risk characteristics in estimating credit losses, and the loans are reported by portfolio segment. These portfolio segments for reporting include commercial and industrial, construction, residential real estate, commercial real estate and consumer loans.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The general reserve component of the allowance for credit losses also consists of reserve factors based on management's assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors. Management estimates an allowance based upon loans outstanding as well as unfunded commitments. These reserve factors are inherently subjective and are driven by the repayment risk associated with each category described below:

Commercial and Industrial –

•

Commercial and industrial loans consist of working capital and term loans which are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators which are closely correlated to the credit quality of these loans.

•

Asset-based loans are generally made against accounts receivable and inventory to companies generating consistent sales without yet having reached consistent profitability. As such, these loans are more collateral focused and are primarily subject to the risks of collecting and liquidating the collateral.

•

Sponsor finance loans are made to companies based upon their cash flow and often have risks associated with merger and acquisition activities. Additional risks for this loan category include insufficient levels of collateral in the form of accounts receivable, inventory, or equipment. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

•

Venture loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Declines in venture capital financing activity, as well as mergers and acquisitions and initial public offerings may impact the financial health of some of our clients.

Construction – Construction loans, including land and development loans, are comprised of loans collateralized by land or real estate. The primary source of repayment is the eventual sale or refinance of the completed project. Risk arises from the necessity to complete projects within specified cost and timelines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Residential real estate – Residential real estate loans are typically home equity lines of credit secured by residential real estate. These are not typical mortgage loans and may have a variety of reasons for the borrowing including providing funding to a business or paying for large personal expenditures. The degree of risk in home equity loans depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. Risks common to home equity lines of credit are general economic conditions, including an increase in unemployment rates, and declining real estate values that reduce or eliminate the borrower’s home equity.

Commercial real estate –

•

Non-owner-occupied commercial real estate loans are collateralized by real estate where the owner is not the primary tenant. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations. Another common risk for this loan category includes a lack of a suitable alternative use for the property.

•

Owner-occupied commercial real estate loans are collateralized by real estate where the owner is the primary tenant. These loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators which are closely correlated to the credit quality of these loans.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer – Consumer loans are primarily loans to individuals that may be unsecured or secured by collateral other than real estate. The unsecured loans are generally revolving personal lines of credit to established clients. The high quality of the clients who are offered these products has historically caused this loan product to have less risk of loss than commercial loan products. Risks common to consumer loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral, adjusted for selling costs as appropriate.

The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information.

The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans exhibiting variances in expected payment and/or financial performance to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company's regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The Company individually rates loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. The risk ratings can be grouped into six major categories, defined as follows:

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – A special mention loan has potential weaknesses deserving management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is not adequately protected by the current net worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses jeopardizing the liquidation of the loan. Well-defined weaknesses include the potential for: lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Substandard - Non-accrual – These loans are typically on non-accrual and have many of the same weaknesses as substandard loans.

Doubtful - Non-accrual – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted through provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the allowance for credit losses on loans and is applied at the same collective segment level.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of furniture, fixtures and equipment are estimated to be five to ten years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Company records leases on the statement of financial condition in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of the commencement or renewal. The Company has elected the following practical expedients related to accounting for leases: 1) Leases with original terms of less than 12 months are not capitalized; and 2) the Company does not separate lease and non-lease components for real estate leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

The lease term includes options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis and adjustments are made to the right-of-use asset and lease liability if the Company is reasonably certain that an option will be exercised and will be expensed on a straight-line basis. Right-of-use assets and lease liabilities arising from operating leases are included within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, on the Consolidated Statements of Financial Condition. See Note 6 – Leases for additional information on leases.

Bank-Owned Life Insurance

The Company purchased life insurance policies on certain current employees and former key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The determination of the amount of deferred income tax assets, which are more likely than not to be realized, is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The recognition of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax assets will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

The Company considers all tax positions recognized in its financial statements for the likelihood of realization. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if any, is reflected as a liability for unrecognized tax benefits in the accompanying consolidated statement of financial condition along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits, if any, are included in the provision for income taxes in the statement of operations. The Company did not have any uncertain income tax positions and has not accrued for any interest or penalties as of December 31, 2025 and 2024.

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards based on the fair value of these awards at the date of grant. The market price of the Company’s common stock at the date of grant is used for the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company's accounting policy is to recognize forfeitures as they occur.

Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which share in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS. Earnings and dividends per share are restated for all stock splits and stock dividends through date of issuance of the financial statements.

Comprehensive Income/(Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale debt securities and cash flow hedges are included in other comprehensive income.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company follows the guidance under ASC 815, Derivatives and Hedging, and records all derivatives on the Consolidated Statements of Financial Condition at fair value. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion is accounted for in other comprehensive income/(loss). As of December 31, 2025 and 2024, the Company had no outstanding derivative contracts.

In connection with negotiated credit facilities and certain other services, the Company may obtain equity warrant assets giving it the right to acquire stock in primarily private, venture-backed companies. The Company accounts for these equity warrant assets as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815. These equity warrant assets are measured at estimated fair value and are included accrued interest receivable and other assets in the Consolidated Statements of Financial Condition at the time they are obtained. For additional information, see Note 16 – Derivative Financial Instruments.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements as of December 31, 2025. See Note 12 – Commitments and Contingencies for additional information.

Accounting Standards Adopted in 2025

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for Public Business Entities for the annual period beginning January 1, 2025. The Company has adopted this guidance, and the related updated disclosures can be found in Note 10 – Income Taxes.

ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” introduces requirements for reporting significant expenses by segment, presenting and describing other segment-related items, identifying the entity’s chief operating decision maker (including their role), and explaining how that individual uses reported profit or loss measures to evaluate segment performance. Additionally, it requires certain segment disclosures, previously only needed on an annual basis, to be presented in interim periods. Under ASU 2023-07, these changes become effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted this guidance, and the related updated disclosures can be found in Note 18 – Business Segment Information.

Recently Issued Accounting Standards Not Yet Effective

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. ASU 2024-03 is not expected to have a significant impact on our consolidated financial statements.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2025-01 is permitted. ASU 2025-01 is not expected to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." ASU 2025-06 to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption of ASU 2025-06 is permitted. ASU 2025-06 is not expected to have a material impact on our consolidated financial statements.

2.    DEBT SECURITIES

The Company did not hold securities classified as trading or held-to-maturity at December 31, 2025 or 2024. The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. government agencies	$478	$-	$(20)	$458
Commercial mortgage-backed securities	5,454	3	(27)	5,430
Residential mortgage-backed securities	207,847	340	(635)	207,552
U.S. states and political subdivisions	4,709	72	(61)	4,720
Total available-for-sale	$218,488	$415	$(743)	$218,160

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury securities and obligations of U.S. government agencies	$578	$-	$(40)	$538
Commercial mortgage-backed securities	3,161	-	(298)	2,863
Residential mortgage-backed securities	360,713	-	(72,252)	288,461
U.S. states and political subdivisions	4,703	57	(66)	4,694
Total available-for-sale	$369,155	$57	$(72,656)	$296,556

Net unrealized losses on available-for-sale debt securities totaling ($234 thousand) were recorded as accumulated other comprehensive income, net of tax of $94 thousand, within shareholders' equity at December 31, 2025. Net unrealized losses on available-for-sale debt securities totaling $51.3 million were recorded as accumulated other comprehensive income, net of tax of $21.3 million, within shareholders' equity at December 31, 2024.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2025, the Company sold $274.7 million in available-for-sale securities and recognized a loss of $62.4 million on the sale of the securities. The Company purchased $205.4 million in available-for-sale securities with an average purchase yield of 4.57% and a duration of 5.4 years. In comparison, there were no sales and no calls of debt securities during 2024. There were no transfers between investment categories during 2025 or 2024. The proceeds from sales of securities and the associated losses are listed below:

(In thousands)	2025	2024
Proceeds	$274,708	$-
Gross gains	-	-
Gross losses	(62,391)	-

The tax benefit related to these net realized losses was $17.9 million and $0 for the years ended 2025 and 2024, respectively.

Debt securities with unrealized losses at December 31, 2025 and December 31, 2024 are summarized and classified according to the duration of the loss period as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$-	$-	$458	$(20)	$458	$(20)
Commercial mortgage-backed securities	3,441	(20)	1,004	(7)	4,445	(27)
Residential mortgage-backed securities	103,636	(437)	1,798	(198)	105,434	(635)
U.S. states and political subdivisions	1,004	-	871	(61)	1,875	(61)
Total available-for-sale	$108,081	$(457)	$4,131	$(286)	$112,212	$(743)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$-	$-	$538	$(40)	$538	$(40)
Commercial mortgage-backed securities	1,691	(54)	1,172	(244)	2,863	(298)
Residential mortgage-backed securities	2,460	(46)	286,001	(72,206)	288,461	(72,252)
U.S. states and political subdivisions	2,637	(66)	-	-	2,637	(66)
Total available-for-sale	$6,788	$(166)	$287,711	$(72,490)	$294,499	$(72,656)

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, the Company held four securities available-for-sale, which were in a loss position for greater than 12 months, compared to 26 securities available-for-sale in a loss position for greater than 12 months at  December 31, 2024. Management believes the unrealized losses on the Company’s debt securities were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. As of December 31, 2025, the Company does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. No credit impairment was recorded for those securities in an unrealized loss position for 2025 or 2024, and there was no allowance for credit losses on securities available-for-sale recorded as of December 31, 2025 or 2024.

The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale

	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through 10 years	478	458
Due after 10 years	4,709	4,720
	5,187	5,178
Debt securities not due at a single maturity date: mortgage-backed securities	213,301	212,982
Total available-for-sale	$218,488	$218,160

Debt securities with fair values of $8.9 million and $15.5 million were pledged at December 31, 2025 and December 31, 2024, respectively, toward certain letters of credit. No debt securities were pledged to secure public deposits at December 31, 2025 or December 31, 2024.

3.    LOANS

Outstanding loans are summarized below: (in thousands)

	December 31,
	2025	2024
Commercial and industrial	$1,049,530	$816,963
Construction	196,243	246,301
Residential real estate	45,669	27,494
Commercial real estate	854,342	773,219
Consumer	2,655	965
Total outstanding loans, net of deferred fees	2,148,439	1,864,942
Allowance for credit losses on loans	(22,261)	(18,679)
Total loans, net of allowance for credit losses on loans	$2,126,178	$1,846,263

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Bank pledges loans as collateral under a short-term borrowing arrangement through the Discount Window of the Federal Reserve Bank. The Bank has pledged a total of $972.7 million and $897.5 million of loans for borrowing capacity of $853.9 million and $786.5 million at December 31, 2025 and 2024, respectively. The Bank had no Federal Reserve Bank borrowings outstanding that were secured by loans as of December 31, 2025 or December 31, 2024.

The Bank has entered into an agreement providing for the pledging of loans for borrowing capacity with the Federal Home Loan Bank. The Bank pledged a total of $773.0 million of loans for remaining borrowing capacity of $530.0 million at December 31, 2025. In comparison, the Bank pledged a total of $654.8 million of loans for borrowing capacity of $391.2 million at December 31, 2024. There were no FHLB borrowings outstanding at  December 31, 2025. Comparatively, the bank had $70.0 million in FHLB borrowings outstanding at  December 31, 2024. See Note 8 – Subordinated Debt and Other Borrowing Arrangements.

4.    ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans during the years ended December 31, 2025 and 2024 were as follows: (in thousands)

	2025	2024
Balance, beginning of period	$18,679	$19,131
Provision for credit losses on loans	5,014	3,909
Charge-offs	(1,523)	(4,361)
Recoveries	91	-
Balance, end of period	$22,261	$18,679

Accrued interest receivable related to loans totaled $8.2 million and $7.4 million at December 31, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable and other assets on the consolidated statements of financial condition. Accrued interest receivable was excluded from the estimate of credit losses.

Allocation of the allowance for credit losses on loans by portfolio segment for the years ended December 31, 2025 and 2024 are as follows: (in thousands)

	Commercial		Residential	Commercial
	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, December 31, 2023	$9,794	$3,156	$145	$6,035	$1	$19,131
Provision for credit losses on loans	4,737	(151)	141	(828)	10	3,909
Charge-offs	(4,361)	-	-	-	-	(4,361)
Recoveries	-	-	-	-	-	-
Balance, December 31, 2024	10,170	3,005	286	5,207	11	18,679
Provision for credit losses on loans	6,874	(1,033)	208	(1,057)	22	5,014
Charge-offs	(1,523)	-	-	-	-	(1,523)
Recoveries	91	-	-	-	-	91
Balance, December 31, 2025	$15,612	$1,972	$494	$4,150	$33	$22,261

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2025 and 2024: (in thousands)

	December 31, 2025
	Non-accrual Loans With	Non-accrual Loans	Total	Loans Past
	No Allowance	with Allowance	Non-accrual	Due over 89 Days
	for Credit Losses	for Credit Losses	Loans	Still Accruing
Commercial and industrial	$-	$5,088	5,088	$-
Construction	19,414	-	19,414	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	$19,414	$5,088	$24,502	$-

December 31, 2024
	Non-accrual Loans With	Non-accrual Loans	Total	Loans Past
	No Allowance	with Allowance	Non-accrual	Due over 89 Days
	for Credit Losses	for Credit Losses	Loans	Still Accruing
Commercial and industrial	$119	$1,248	$1,367	$-
Construction	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	$119	$1,248	$1,367	$-

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the risk category and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
December 31, 2025
Commercial and industrial
Risk Rating
Pass	$273,105	$69,415	$46,268	$30,290	$15,579	$5,807	$586,324	$5,000	$1,031,788
Special Mention	1,016	-	-	3,522	-	-	6,305	-	10,843
Substandard	-	-	1,295	26	-	-	490	-	1,811
Substandard - Non-accrual	-	-	3,850	-	-	-	-	-	3,850
Doubtful - Non-accrual	-	-	1,238	-	-	-	-	-	1,238
Total	$274,121	$69,415	$52,651	$33,838	$15,579	$5,807	$593,119	$5,000	$1,049,530
Gross charge-offs	$1,523	$-	$-	$-	$-	$-	$-	$-	$1,523

Construction
Risk Rating
Pass	$42,573	$65,573	$46,201	$12,847	$6,005	$3,630	$-	$-	$176,829
Substandard - Non-accrual	-	-	-	3,091	16,323	-	-	-	19,414
Total	$42,573	$65,573	$46,201	$15,938	$22,328	$3,630	$-	$-	$196,243
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate
Risk Rating
Pass	$3,477	$2,663	$4,325	$673	$-	$2,724	$31,807	$-	$45,669
Total	$3,477	$2,663	$4,325	$673	$-	$2,724	$31,807	$-	$45,669
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Risk Rating
Pass	$179,320	$56,045	$152,850	$128,199	$124,128	$206,499	$7,301	$-	$854,342
Total	$179,320	$56,045	$152,850	$128,199	$124,128	$206,499	$7,301	$-	$854,342
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk Rating
Pass	$-	$-	$-	$-	$-	$-	$2,655	$-	$2,655
Total	$-	$-	$-	$-	$-	$-	$2,655	$-	$2,655
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$498,475	$193,696	$249,644	$172,009	$145,712	$218,660	$628,087	$5,000	$2,111,283
Special Mention	1,016	-	-	3,522	-	-	6,305	-	10,843
Substandard	-	-	1,295	26	-	-	490	-	1,811
Substandard - Non-accrual	-	-	3,850	3,091	16,323	-	-	-	23,264
Doubtful - Non-accrual	-	-	1,238	-	-	-	-	-	1,238
Total	$499,491	$193,696	$256,027	$178,648	$162,035	$218,660	$634,882	$5,000	$2,148,439

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
December 31, 2024
Commercial and industrial
Risk Rating
Pass	$131,610	$95,597	$66,375	$74,122	$13,719	$44,181	$375,269	$-	$800,873
Special Mention	-	5,542	4,025	321	69	-	1,958	-	11,915
Substandard	-	-	338	-	-	-	2,470	-	2,808
Substandard - Non-accrual	-	-	-	-	-	119	-	-	119
Doubtful - Non-accrual	-	1,248	-	-	-	-	-	-	1,248
Total	$131,610	$102,387	$70,738	$74,443	$13,788	$44,300	$379,697	$-	$816,963
Gross charge-offs	$4,361	$-	$-	$-	$-	$-	$-	$-	$4,361

Construction
Risk Rating
Pass	$71,726	$49,655	$23,681	$3,975	$3,781	$66,411	$-	$-	$219,229
Special Mention	-	3,060	24,012	-	-	-	-	-	27,072
Total	$71,726	$52,715	$47,693	$3,975	$3,781	$66,411	$-	$-	$246,301
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate
Risk Rating
Pass	$4,388	$685	$-	$1,973	$859	$19,589	$-	$-	$27,494
Total	$4,388	$685	$-	$1,973	$859	$19,589	$-	$-	$27,494
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Risk Rating
Pass	$58,693	$155,593	$122,814	$132,005	$34,836	$246,627	$19,228	$-	$769,796
Special Mention	-	-	-	-	1,422	-	2,001	-	3,423
Total	$58,693	$155,593	$122,814	$132,005	$36,258	$246,627	$21,229	$-	$773,219
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk Rating
Pass	$-	$-	$-	$-	$-	$-	$965	$-	$965
Total	$-	$-	$-	$-	$-	$-	$965	$-	$965
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$266,417	$301,530	$212,870	$212,075	$53,195	$376,808	$395,462	$-	$1,818,357
Special Mention	-	8,602	28,037	321	1,491	-	3,959	-	42,410
Substandard	-	-	338	-	-	-	2,470	-	2,808
Substandard - Non-accrual	-	-	-	-	-	119	-	-	119
Doubtful - Non-accrual	-	1,248	-	-	-	-	-	-	1,248
Total	$266,417	$311,380	$241,245	$212,396	$54,686	$376,927	$401,891	$-	$1,864,942

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company monitors loans by past due status. The following tables present the aging of past due loans as of December 31, 2025 and 2024: (in thousands)

	December 31, 2025
			Greater than		Total Past
	30-59 Days	60-89 Days	89 days and		Due and
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Current	Total
Commercial and industrial	$-	$-	$-	$5,088	$5,088	$1,044,442	$1,049,530
Construction	-		-	19,414	19,414	176,829	196,243
Residential Real Estate	-	-	-	-	-	45,669	45,669
Commercial Real Estate	1,374	-	-	-	1,374	852,968	854,342
Consumer	-	-	-	-	-	2,655	2,655
Total	$1,374	$-	$-	$24,502	$25,876	$2,122,563	$2,148,439

	December 31, 2024
			Greater than		Total Past
	30-59 Days	60-89 Days	89 days and		Due and
	Past Due	Past Due	Still Accruing	Non-accrual	Non-accrual	Current	Total
Commercial and industrial	$-	$-	$-	$1,367	$1,367	$815,596	$816,963
Construction	-	-	-	-	-	246,301	246,301
Residential Real Estate	-	-	-	-	-	27,494	27,494
Commercial Real Estate	-	-	-	-	-	773,219	773,219
Consumer	-	-	-	-	-	965	965
Total	$-	$-	$-	$1,367	$1,367	$1,863,575	$1,864,942

Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime allowance for credit losses. Loans deemed collateral dependent require evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The following table presents outstanding loan balances of collateral-dependent loans by portfolio segment as of December 31, 2025 and 2024:

	Collateral Type
	Real	Business	Accounts
	Property	Assets	Receivable	Equipment	Other	Total
December 31, 2025
Commercial and industrial	$-	$-	$-	$-	$3,850	$3,850
Construction	19,414	-	-	-	-	19,414
Residential Real Estate	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$19,414	$-	$-	$-	$3,850	$23,264

December 31, 2024
Commercial and industrial	$119	$-	$-	$-	$-	$119
Construction	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$119	$-	$-	$-	$-	$119

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concessions on one loan.

The following tables present the amortized cost basis of loans at December 31, 2025 and December 31, 2024 that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by portfolio segment and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each segment of financing receivable is also presented below: (in thousands)

Principal
				Interest	Forgiveness,
			Interest	Rate	Interest Rate
			Rate	Reduction,	Reduction,
		Payment	Reduction	Payment	Payment
		Delay and	and	Delay and	Delay and
		Term	Payment	Term	Term		% of
	Extension	Extension	Delay	Extension	Extension	Total	Total Class
December 31, 2025
Commercial and industrial	$3,642	$5,143	$-	$-	$-	$8,785	0.84%
Construction	16,323	-	-	-	-	16,323	8.32
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$19,965	$5,143	$-	$-	$-	$25,108	1.17%

December 31, 2024
Commercial and industrial	$8,166	$-	$-	$-	$-	$8,166	1.00%
Construction	20,498	-	-	-	-	20,498	8.32
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$28,664	$-	$-	$-	$-	$28,664	1.54%

The Company had no commitments to lend additional amounts to the borrowers included in the previous tables for the year ended December 31, 2025 and $1.9 million in commitments to lend additional amounts for the year ended  December 31, 2024. There was one construction loan with an amortized cost of $16.3 million to a borrower experiencing financial difficulty, which had been modified within the prior 12 months, with a payment default during the year ended December 31, 2025. There were no loans to borrowers experiencing financial difficulty, which had been modified in the prior 12 months, with a payment default during the year ended  December 31, 2024.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following: (in thousands)

	December 31,
	2025	2024

Leasehold improvements	$5,229	$5,270
Furniture and equipment	1,521	1,516
Computer equipment	1,213	1,178

Gross property and equipment	7,963	7,964

Less accumulated depreciation and amortization	6,437	5,633

Property and equipment, net	$1,526	$2,331

Depreciation included in occupancy and equipment expense totaled $898 thousand and $993 thousand for the years ended December 31, 2025 and 2024, respectively.

6.    LEASES

Lease Arrangements

The Company enters into leases in the normal course of business primarily for headquarters, back-office operations locations and business development offices. The Company’s leases have remaining terms ranging from 22 to 53 months, some of which include termination or renewal options to extend the lease for up to 5 years.

The Company leases its administrative offices in San Jose under a non-cancellable operating lease. The lease expires in 2027 and has one five-year renewal option. The Company also leases office space for loan production offices in Redwood City, California and San Francisco, California. At the end of September 2021, the Company closed its Palo Alto branch office, and the space has been subleased. In the first quarter of 2025, the Redwood City loan production office lease expired. The Company executed a new Redwood City loan production office lease, in a new location, with a five-year term that expires in 2030. The San Francisco loan production office lease expires in 2030.

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

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is based on the Federal Home Loan Bank of San Francisco, adjusted for the lease term and other factors.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right-of-use assets and lease liabilities by lease type, and the associated statement of financial condition classifications, are as follows: (in thousands)

	December 31,
Statement of Financial Condition Classification	2025	2024
Right-of-use assets:
Operating leases - Accrued interest receivable and other assets	$5,606	$6,933

Total right-of-use assets	$5,606	$6,933

Lease liabilities:
Operating leases - Accrued interest payable and other liabilities	$6,211	$7,686

Total lease liabilities	$6,211	$7,686

Lease Expense

Total lease cost for the years ended December 31, 2025 and 2024 is as follows:

	December 31,
(In thousands)	2025	2024

Operating lease cost	$2,549	$3,078
Sublease income	(348)	(379)
Total lease cost, net	$2,201	$2,699

Lease Obligations

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows: (in thousands)

December 31,	Leases

2026	$2,684
2027	2,432
2028	838
2029	863
2030	338
Thereafter	-
Total undiscounted lease payments	7,155
Less imputed interest	944

Net lease liabilities	$6,211

Supplemental Lease Information	December 31,
	2025	2024

Operating lease weighted average remaining lease term (years)	3.12	3.87
Operating lease weighted average discount rate	2.46%	2.52%

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    DEPOSITS

The Company’s total deposits consisted of the following: (in thousands).

	December 31,
	2025	2024
Interest-bearing checking	$1,069,272	$993,219
Savings	3,922	3,052
Money market	528,227	335,526
Time, $250,000 or more	21,882	51,009
Other time	5,798	23,459
Non-reciprocal brokered (1)	-	70,763
Total interest-bearing deposits	1,629,101	1,477,028
Non-interest-bearing deposits	556,972	414,327
Total deposits	$2,186,073	$1,891,355

(1)	FDIC regulations impose a general cap on reciprocal deposits that may be exempt from brokered deposits classification equal to 20% of the Bank's total liabilities. As of December 31, 2025 and December 31, 2024, an additional $475.4 million and $470.0 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap, respectively.

Non-reciprocal brokered deposits are used to supplement the Company’s traditional deposit funding sources. At December 31, 2025, the Company had no non-reciprocal brokered deposits, and at December 31, 2024, they represented 4% of total deposits.

At December 31, 2025, scheduled maturities of time deposits for the next five years were as follows: (in thousands)

Year Ending
December 31,
2026	$25,173
2027	1,358
2028	-
2029	1,149
2030 and after	-
Total time deposits	$27,680

Interest expense recognized on interest-bearing deposits for the years ended December 31, 2025 and 2024 consisted of the following: (in thousands)

	2025	2024

Interest-bearing checking	$37,160	$35,111
Savings	57	46
Money market	12,693	10,683
Time, $250,000 or more	1,259	975
Other time	316	2,170
Brokered	1,674	5,161

Total interest on deposits	$53,159	$54,146

Overdrawn deposit accounts reclassified as loans were $15 thousand and $70 thousand as of December 31, 2025 and 2024, respectively.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, the Company had two deposit relationships that exceeded 5% of total deposits. Totaling $228.7 million, together they represented 10% of total deposits. At December 31, 2024, the Company had one deposit relationship that exceeded 5% of total deposits. At $97.0 million, this deposit relationship represented 5% of total deposits.

Estimated uninsured deposits, including accrued interest, were 42% of total deposits at December 31, 2025, compared to 33% of total deposits at December 31, 2024. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

8.    SUBORDINATED DEBT AND OTHER BORROWING ARRANGEMENTS

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of December 30, 2029 and bear interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The notes are redeemable after five years subject to certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the statement of financial condition, the subordinated notes are carried net of debt issuance costs, and these were fully amortized as of December 31, 2024. The interest rate paid on the subordinated notes as of December 31, 2025 was 7.26%.

The Company had unsecured Federal Funds lines of credit with its correspondent banks totaling $206.0 million at December 31, 2025 and $175.0 million at December 31, 2024. Borrowings outstanding as of December 31, 2025 and 2024, totaled $60.0 million and $115.0 million, respectively. The interest rate paid on the borrowings outstanding was 3.75% as of December 31, 2025 and 4.40% - 4.65% as of  December 31, 2024.

The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window. The Company currently has a detailed lien on certain loans to secure borrowings. The borrowing capacity under the agreement varies depending on the amount of loans pledged and totaled $853.9 million and $786.5 million as of December 31, 2025 and 2024, respectively. There were no borrowings outstanding under the agreement at December 31, 2025 or 2024.

As a member of the Federal Home Loan Bank of San Francisco, the Bank is eligible to use the FHLB’s facilities for short- and long-term borrowing. Borrowing capacity requires stock ownership in the FHLB and is based on pledged assets or a lien against certain loan categories. As of  December 31, 2025 there were no borrowings outstanding from the FHLB. FHLB borrowings totaled $70.0 million with a floating rate of 4.78% as of  December 31, 2024 with open maturity dates. The remaining borrowing capacity at December 31, 2025 and 2024, was $530.0 million and $391.2 million, respectively, under a detailed lien on loans.

9.   SHAREHOLDERS' EQUITY

Dividends

The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank, if any, and limited by Federal and California law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California General Corporation Law prohibits the Company from paying dividends on its common stock unless either: (i) the amount of retained earnings of the corporation immediately prior to the dividend equals or exceeds the sum of (A) the amount of the proposed dividend plus (B) the preferential preferred dividends in arrears amount, if any, or (ii) immediately after the dividend, the value of the corporation’s assets would equal or exceed the sum of its total liabilities plus the preferential rights amount, if any.

Dividends paid from the Bank to the Company are restricted under certain Federal laws and regulations governing banks. In addition, the California Financial Code restricts the total dividend payment of any bank in any one year to the lesser of (1) the bank's retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period, without the prior approval of the California Department of Financial Protection and Innovation. At December 31, 2025, $16.7 million was free of such restrictions.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share

Due to the Company's net loss for the year ended December 31, 2025, the assumed vesting of outstanding restricted stock awards had an anti-dilutive effect on diluted earnings per share and was therefore excluded from the calculation of diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2025 and 2024 is shown below. (dollars in thousands, except the per share amounts)

	Year Ended December 31,
	2025	2024
Net (loss) / income	$(19,553)	$21,015
Total weighted average shares outstanding - basic	8,702,468	7,426,096
Basic (loss) / earnings per common share	$(2.25)	$2.83

Net (loss) / income	$(19,553)	$21,015
Total weighted average shares outstanding - basic	8,702,468	7,426,096
Add: dilutive impact of restricted stock	-	178,346
Total weighted average shares outstanding - diluted	8,702,468	7,604,442
Diluted (loss) / earnings per common share	$(2.25)	$2.76
Anti-dilutive awards(1)	281	222

(1)	In periods in which there is a net loss, potential common shares shall be excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. These awards were considered anti-dilutive because the dilutive impact would increase the earnings per share.

Stock Repurchase Program

The Company announced a stock repurchase program on November 25, 2020, effective immediately, authorizing the repurchase of up to 5% or 307,780 shares of the Company's outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. There is no obligation on the part of the Company to repurchase any shares of its common stock. For the years ended December 31, 2025 and 2024, no shares were repurchased.

Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

To be categorized as well-capitalized, under the regulatory framework for prompt corrective actions, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below:

Actual and required capital amounts (in thousands) and ratios, exclusive of the capital conservation buffer are presented below at December 31, 2025 and 2024:

	2025		2024

	Amount	Ratio	Amount	Ratio
Leverage Ratio
Avidbank Holdings, Inc.	$275,669	11.23%	$237,700	10.35%
Minimum regulatory requirement	$98,167	4.00%	$91,844	4.00%

Avidbank	$285,091	11.65%	$253,437	11.07%
Minimum requirement for
"Well-Capitalized" institution	$122,359	5.00%	$114,510	5.00%
Minimum regulatory requirement	$97,887	4.00%	$91,608	4.00%

Common Equity Tier I
Avidbank Holdings, Inc.	$275,669	11.05%	$237,700	10.59%
Minimum regulatory requirement	$112,249	4.50%	$101,018	4.50%

Avidbank	$285,091	11.46%	$253,437	11.32%
Minimum requirement for
"Well-Capitalized" institution	$161,678	6.50%	$145,515	6.50%
Minimum regulatory requirement	$111,931	4.50%	$100,741	4.50%

Tier 1 Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$275,669	11.05%	$237,700	10.59%
Minimum regulatory requirement	$149,665	6.00%	$134,690	6.00%

Avidbank	$285,091	11.46%	$253,437	11.32%
Minimum requirement for
"Well-Capitalized" institution	$198,988	8.00%	$179,095	8.00%
Minimum regulatory requirement	$149,241	6.00%	$134,322	6.00%

Total Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$313,481	12.57%	$276,225	12.30%
Minimum regulatory requirement	$199,554	8.00%	$179,587	8.00%

Avidbank	$309,703	12.45%	$274,362	12.26%
Minimum requirement for
"Well-Capitalized" institution	$248,735	10.00%	$223,869	10.00%
Minimum regulatory requirement	$198,988	8.00%	$179,095	8.00%

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    INCOME TAXES

The (benefit) / provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following (in thousands). The Company does not have pretax income from continuing foreign operations or foreign tax expense.

	Years Ended December 31,
	2025	2024
Current income tax (benefit) / expense:
Federal	$(43)	$5,763
State	(77)	3,373
Total current (benefit) / expense	$(120)	$9,136

Deferred income tax (benefit) / expense:
Federal	$(5,572)	$(255)
State	(1,725)	(93)
Total deferred (benefit) / expense	$(7,297)	$(348)
Total income tax (benefit) / expense	$(7,417)	$8,788

The (benefit) / provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to income before income taxes. The effects of these differences are as follows (dollars in thousands):

	Years Ended December 31,
	2025		2024
	Amount	Rate %	Amount	Rate %

Federal income tax expense, at statutory rate	$(5,664)	21.0%	$6,259	21.0%
Domestic federal reconciling items
Non-taxable and non-deductible items, net	(17)	0.1%	(35)	(0.1)%
Tax credits, net of proportional amortization	(16)	0.1%	(1)	(0.0)%
Other reconciling items	47	(0.3)%	56	0.2%
Domestic state and local income taxes, net of federal effect (1)	(1,767)	6.6%	2,509	8.4%
Income tax (benefit) / expense	$(7,417)	27.5%	$8,788	29.5%

(1)	State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

The components of income taxes paid for the periods ended  December 31, 2025 and 2024 were as follows: (in thousands)

	Years Ended December 31,
	2025	2024
Total income taxes paid	$4,415	$7,484
Federal	3,218	4,463
State:
California	1,048	2,380
Other	149	641

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) at December 31, 2025 and 2024 are included in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition and consisted of the following: (in thousands)

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Federal & state net operating losses	$7,367	$-
Federal tax credit carryforwards	36	-
Allowance for credit losses on loans	6,323	5,471
State tax	-	671
Fixed assets	681	557
Lease liabilities	1,794	2,288
Accrued expenses	2,363	1,778
Share-based compensation	924	1,533
Other	832	785
Unrealized loss on available-for-sale debt securities	94	21,262
Total deferred tax assets	$20,414	$34,345

Deferred tax liabilities:
Right-of-use asset	(1,656)	(2,133)
Loan origination costs	(1,633)	(1,476)
Other	$(566)	$(305)
Total deferred tax liabilities	(3,855)	(3,914)

Net deferred tax asset including OCI items	$16,559	$30,431

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided when it is deemed more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the four possible sources of taxable income including future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback years and tax-planning strategies that would, if necessary, be implemented. At December 31, 2025 and 2024, management believed deferred tax asset balances were fully realizable, and no valuation allowances were recorded.

The Company had no uncertain tax positions at December 31, 2025 or 2024. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material.

At December 31, 2025, the Company had $26.5 million of gross Federal net operating loss carryforwards and $22 million of gross state net operating loss carryforwards. The Federal carryforward period is indefinite. The state carryforward periods differ by state, with the majority having expiration dates between the years ending 2041 and 2046.

Status of Open Tax Years

The Company is subject to U.S. Federal income tax as well as various other state income tax. Federal income tax returns for 2022 through 2024 and state income tax returns generally for 2021 through 2024 are currently open for Federal or state income tax examinations. The Company is not currently under audit by the IRS or state taxing authorities.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    BENEFIT PLANS

Equity Incentive Awards

Under the 2013 and 2022 Equity Incentive Plans, the Company is able to provide stock-based awards to employees, directors, and contractors. Awards under the Equity Incentive Plans may be in the form of, but not limited to, the following: stock options, restricted stock or units, performance-based shares or units, and other stock-based awards as determined by the Board of Directors. The 2013 and 2022 Equity Incentive Plans specify that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid for in full at the time the option is exercised. All options expire on a date determined by the Board of Directors, but not later than five years from the date of grant. Upon grant, options vest ratably over a four-year period. As of December 31, 2024, all stock option awards have been fully vested and exercised or expired. There are no plans to award additional stock option awards.

During 2025, the 2022 Equity Incentive Plan (the "2022 Plan") was amended to increase the number of shares available for grant to 1,100,000. As of December 31, 2025, there were 574,350 remaining shares available to be granted as options or restricted stock among other forms of equity compensation under the 2022 Plan. Upon the approval of the 2022 Equity Incentive Plan, no new awards were granted under the 2013 Equity Incentive Plan (“2013 Plan”). However, the Company may continue to issue shares of common stock pursuant to awards granted under the 2013 Plan that were outstanding as of the date of the approval of the 2022 Plan.

Restricted Common Stock Awards

The 2013 and 2022 Equity Incentive Plans provide for the issuance of restricted stock to directors and officers. Restricted common stock grants typically vest over a three-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant. The market price of the Company’s common stock at the date of grant is used for the fair value of restricted stock awards.

The following table summarizes restricted stock activity for the year ended December 31, 2025:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at December 31, 2024	451,095	$21.24
Granted	115,585	23.69
Vested	(192,059)	22.70
Forfeited	(12,662)	21.39

Non-vested shares at December 31, 2025	361,959	$21.24

During the year ended December 31, 2025, 0 shares of restricted common stock were granted from the 2013 Equity Incentive Plan and 115,585 were granted from the 2022 Equity Incentive Plan. Offsetting the 115,585 grants were 63,217 shares withheld to cover taxes, in addition to 12,662 shares forfeited due to terminations that resulted in net restricted stock issued of 39,706 shares. The restricted common stock had a weighted average fair value of $23.69 per share on the date of grant. Most restricted shares granted have a three-year cliff vesting period, with shares vesting on the three-year anniversary date; however, the Company has started to grant awards that vest ratably over 3 years.

Shares totaling 12,000 shares were awarded to non-employee directors in 2025 with a one-year vesting period. As of December 31, 2025, there were 361,959 shares of restricted stock that were non-vested and expected to vest. Stock-based compensation expense charged against income for restricted stock awards was $3.2 million and $3.2 million for the years ended December 31, 2025, and 2024, respectively, which was recognized in salaries and employee benefits expense. Deferred income tax benefits related to stock-based compensation expense of $924 thousand and $1.5 million were included in the determination of income tax expense for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, there was $4.1 million of total unrecognized compensation cost related to non-vested restricted common stock. Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 1.87 years.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plan

The Company has a 401(k) profit sharing plan. All employees 21 years of age or older become eligible to participate in the plan on the first day of the month following employment with the Bank. Eligible employees may elect to make tax deferred contributions of their salary up to the maximum amount allowed by law. The Bank may make additional contributions to the plan at the discretion of the Board of Directors. Bank contributions vest at a rate of 25% annually for all employees. Bank contributions for the years ended December 31, 2025, and 2024 totaled $607 thousand and $585 thousand, respectively.

12.    COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance-Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. We manage our liquidity position to make sure we have adequate liquidity and funding if there are significant draws on our unfunded commitments.

The Company has some commitments that are unconditionally cancellable at its discretion, and these amounts are not included in the totals below. The contractual amounts of financial instruments with off-balance sheet credit risk at December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025		2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$37,731	$650,384	$39,225	$677,470
Standby letters of credit	174	18,994	2,190	15,853

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate, construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments to make loans are generally made for periods of 10 years or less. The fixed rate loan commitments have interest rates ranging from 3.50% to 15.00% and maturities ranging primarily from 1 year to 23 years.

Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The unamortized fees received for issuing the letters of credit were $152 thousand and $0 at December 31, 2025 and 2024, respectively. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

Significant Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial and consumer loans primarily to customers in the California counties of San Mateo, San Francisco and Santa Clara. Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. Management believes the loans within this concentration have no more than the normal risk of collectability. However, a substantial decline in real estate values in the Company's primary market area could have an adverse impact on the collectability of these loans. Personal and business income represent the primary sources of repayment for a majority of these loans, and management believes the risks presented by the concentration are further mitigated by diversification of property types within the Company's real estate portfolio and by conservative underwriting.

At December 31, 2025 and 2024, in management's judgment, a concentration of loans existed in construction and commercial real estate related loans. At December 31, 2025, approximately 49% of the Company's loans were construction and commercial real estate related, representing 9% and 40% of total outstanding loans, respectively. At December 31, 2024, approximately 54% of the Company's loans were construction and real estate related, representing 13% and 41% of total outstanding loans, respectively.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

The Company and the Bank are routinely involved in legal actions and claims, which arise in the ordinary course of business. The outcome of these matters and the timing of ultimate resolution is inherently difficult to predict. We do not believe that any currently pending proceedings will have a material adverse effect on our business, financial condition or results of operation.

In accordance with Accounting Standards Codification Topic 450, the Company establishes accruals for contingencies, including any litigation, regulatory, or tax matters (but excluding standard business-related legal fees), when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate our outstanding legal and regulatory proceedings and other matters each quarter to assess our loss contingency accruals and make adjustments in such accruals, upward or downward, as appropriate, in light of additional information and based on management’s best judgment. For claims and legal actions where it is not reasonably possible that a loss may be incurred, or where we are not currently able to estimate the reasonably possible loss or range of loss, we do not establish an accrual. As of December 31, 2025, the Company did not record an accrued contingent liability. However, a loss is possible in future quarters, but not probable and reasonably estimable, due to a lawsuit threatened against the Bank in connection with a wire sent by the Bank on behalf of a client whose email was fraudulently compromised.

13.    RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including directors and officers. As of December 31, 2025 and 2024, there were no balances outstanding for related party loans and no additions or amounts repaid during those two years. Undisbursed commitments to related parties totaled $5 thousand as of both  December 31, 2025 and 2024, respectively.

Deposits of certain officers, directors, and their associates totaled approximately $248 thousand and $519 thousand as of December 31, 2025 and 2024, respectively.

14.    OTHER EXPENSES

Other expenses for the years ended December 31, 2025 and 2024 consisted of the following:

(In thousands)	2025	2024
Business software and subscriptions	1,098	1,051
Director's fees and expenses	792	746
Travel and meals	646	545
Correspondent bank charges	634	608
Advertising and marketing	431	412
Other	984	819

Total other operating expenses	$4,585	$4,181

15.    FAIR VALUE

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 ‑ Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 ‑ Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 ‑ Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at December 31, 2025 and 2024:

Cash and cash equivalents, Federal funds sold and interest-bearing deposits in other banks

The carrying amount of these instruments approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Securities available-for-sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of December 31, 2025 and December 31, 2024, all securities available-for-sale were Level 2.

Loans

The fair value of variable rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level 3 within the fair value hierarchy. Fair value for other loans is estimated using discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification in the fair value hierarchy. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above as of December 31, 2025 and 2024 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors.

Accrued interest receivable – The carrying amount of accrued interest receivable approximates its fair value and is classified as Level 1 in the fair value hierarchy.

Deposits

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities. Deposits are classified as Level 2.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated debt and Short-term borrowings

Subordinated Debt: The carrying amount of the Company’s Subordinated Debentures are estimated using discounted cash flow analysis based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Short-term Borrowings: The carrying amount of short-term borrowings approximate their fair values resulting in a Level 1 classification. They generally mature within thirty days or have a variable interest rate.

Accrued interest payable – The carrying amount of accrued interest payable approximates its fair value and is classified as Level 1 in the fair value hierarchy.

The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2025 and December 31, 2024 are as follows (in thousands):

		Fair Value Measurements at
	Carrying	December 31, 2025
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$7,942	$7,942	$-	$-	$7,942
Due from Federal Reserve Bank and interest-bearing deposits in banks	146,627	146,627	-	-	146,627
Loans, net	2,126,178	-	-	2,110,338	2,110,338
Accrued interest receivable	9,297	9,297	-	-	9,297

Financial liabilities:
Deposits	2,186,073	-	2,067,565	-	2,067,565
Subordinated debt	22,000	-	-	24,645	24,645
Short-term borrowings	60,000	60,000	-	-	60,000
Accrued interest payable	142	142	-	-	142

		Fair Value Measurements at
	Carrying	December 31, 2024
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$8,662	$8,662	$-	$-	$8,662
Due from Federal Reserve Bank and interest-bearing deposits in banks	74,039	74,039	-	-	74,039
Loans, net	1,846,263	-	-	1,825,368	1,825,368
Accrued interest receivable	8,327	8,327	-	-	8,327

Financial liabilities:
Deposits	1,891,355	-	1,737,457	-	1,737,457
Subordinated debt	22,000	-	-	24,809	24,809
Short-term borrowings	185,000	185,000	-	-	185,000
Accrued interest payable	1,088	1,088	-	-	1,088

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Recorded at Fair Value

The following tables present information about the company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2025 and December 31, 2024:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as follows: (in thousands)

	December 31, 2025
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$458	$-	$458	$-
Commercial mortgage-backed securities	5,430	-	5,430	-
Residential mortgage-backed securities	207,552	-	207,552	-
U.S. states and political subdivisions	4,720	-	4,720	-
Total securities available-for-sale	$218,160	$-	$218,160	$-

	December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$538	$-	$538	$-
Commercial mortgage-backed securities	2,863	-	2,863	-
Residential mortgage-backed securities	288,461	-	288,461	-
U.S. states and political subdivisions	4,694	-	4,694	-
Total securities available-for-sale	$296,556	$-	$296,556	$-

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values for available-for-sale debt securities are based on quoted market prices for similar securities (Level 2). During the years ended December 31, 2025 and  December 31, 2024, there were no significant transfers in or out of Levels 1, 2 or 3.

Non-recurring Basis

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

A loan is considered to be collateral-dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At the time a loan is considered collateral-dependent, it is valued at fair value, less estimated costs to sell. Collateral-dependent loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. There were no changes in valuation techniques used during the year ended December 31, 2025.

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

Collateral-dependent loans were measured at fair value and had principal balances of $23.3 million with a valuation allowance of $1.2 million at December 31, 2025. The $23.3 million collateral-dependent loans consisted of two construction loans that are well-collateralized and one commercial and industrial loan. At December 31, 2024, collateral-dependent loans were measured at fair value and had principal balances of $119 thousand with no valuation allowance.

16.    DERIVATIVE FINANCIAL INSTRUMENTS

There were no active derivative contracts in place as of December 31, 2025 or 2024.

The Company receives equity warrants with net settlement terms in connection with extending loan commitments to certain of its clients. These warrants are obtained at the inception of a loan facility or the amendment of a loan facility. These warrants are not obtained in lieu of other fees, interest or payments. These warrants potentially provide an additional return, in addition to the traditional loan yield from interest and fees, in the event of a liquidity event of the borrowing company. The Company holds these equity warrants for future investment gains, rather than to hedge economic risks. In general, the equity warrants entitle the Company to buy a specific number of shares of the client’s stock at a specific price over a specific time period. The warrants may also include contingent provisions which provide for additional shares to be purchased at a specific price if defined future events occur, such as future rounds of equity financing by the client, or upon additional borrowings by the client. All of the Company’s equity warrants contain net share settlement provisions, which permit the client to deliver to the Company, upon the Company’s exercise of the warrant, the amount of shares with a current fair value equal to the net gain under the warrant agreement. Warrants held, which amounted to $945 thousand and $663 thousand at  December 31, 2025 and 2024, respectively, are included in accrued interest receivable and other assets on the consolidated statements of financial condition.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of non-interest income for the twelve months ended December 31, 2025 and 2024 (in thousands).

	2025	2024
Service charges and fees	$3,178	$2,600
Foreign exchange income	937	896
Bank-owned life insurance income (a)	372	508
Warrant and success fee income (a)	648	65
Other investment income (a)	485	1,092
Loss on sale of debt securities (a)	(62,391)	-
Other income (b)	395	849
	$(56,376)	$6,010

(a)	Not within the scope of ASC 606
(b)	The Other income category includes $210 thousand and $91 thousand of revenue within the scope of ASC 606 for 2025 and 2024, respectively

Service charges and fees - Service charges on deposit accounts consist of account analysis fees, monthly service fees, and other deposit account related fees.  Account analysis and monthly service fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Other deposit account related fees are largely transaction based and therefore fees are recognized at the point in time when the Company has satisfied its performance obligation. The Company earns other service charges, commissions, and fees from its customers for transaction-based services. Such services include debit card, ATM, and other service charges.  In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

Foreign exchange income – The Company earns foreign exchange fees from clients who complete a transaction in a foreign currency. The fees represent a percentage of the underlying transaction value and are assessed concurrently with the transaction processing service provided to the client. They are then recognized at the end of the month following the transaction processing service.

Gains/Losses on Sale of OREO – The Company records a gain from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized, and the gain on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain on sale, the Company adjusts the transaction price and related gain on sale if a significant financing component is present. There were no gains or losses on the sale of OREO for the years ended December 31, 2025 and 2024.

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    BUSINESS SEGMENT INFORMATION

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

19.    AVIDBANK HOLDINGS, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS
December 31, 2025 and 2024
(in thousands)

	2025	2024
ASSETS
Cash	$5,527	$191
Investment in subsidiary bank	290,401	202,099
Other assets	7,073	6,148
Total assets	$303,001	$208,438

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt, net	$22,000	22,000
Other liabilities	22	76
Shareholders' equity	280,979	186,362
Total liabilities and shareholders' equity	$303,001	$208,438

AVIDBANK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME
For the Years Ended December 31, 2025 and 2024
(in thousands)

	2025	2024
Income
Dividends from subsidiary bank	$3,000	$2,000
Other income	415	300
Total income	3,415	2,300

Expense
Subordinated debt interest expense	1,742	1,194
Other expense	783	411
Total expenses	2,525	1,605
Income before income taxes and equity in undistributed income of subsidiaries	890	695
Income tax benefit	(603)	(387)
Income before equity in undistributed income of subsidiaries	1,493	1,082
Equity in undistributed income of subsidiaries	(21,046)	19,933
Net (loss) / income	$(19,553)	$21,015

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025 and 2024
(in thousands)

	2025	2024
Operating activities:
Net (loss) / income	$(19,553)	$21,015
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	21,046	(19,933)
Amortization of debt issuance costs	-	94
Net increase in other assets	(925)	(951)
Net (decrease) / increase in other liabilities	(54)	66
Net cash provided by operating activities	514	291

Investing activities:
Investment in Avidbank	(55,000)	-
Net cash used in investing activities	(55,000)	-

Financing activities:
Proceeds from issuance of common stock	61,344	-
Restricted stock issued, net	(1,522)	(713)
Net cash provided by / (used in) financing activities	59,822	(713)

Net increase / (decrease) in cash	5,336	(422)
Cash at beginning of period	191	613
Cash at end of period	$5,527	$191

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Crowe LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this report on Form 10-K. Their report is included in Part II, Item 8, under the heading “Report of Independent Registered Public Accounting Firm.”

Attestation Report of the Independent Registered Public Accounting Firm

Pursuant to SEC rules applicable to emerging growth companies, this report on Form 10-K does not include an audit report on internal control over financial reporting from the Company’s independent registered public accounting firm.

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

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and certain corporate governance practices will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholder (the “Proxy Statement”) or an amendment to this report to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025. Such information is incorporated herein by reference from the Proxy Statement.

We maintain a Code of Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, principal accounting officer, controller as well as all of our other employees. Our Code of Ethics can be found on our internet website located at www.avidbank.com under About Us, Investor Relations, Governance Documents. We will post on our website any amendment to the Code of Ethics and any waiver applicable to our principal executive officer, principal financial officer, principal accounting officer, and controller, and our other executive officers and directors.

Insider Trading Policy

We have adopted a policy on insider trading (the "Insider Trading Policy") governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as NASDAQ listing standards. The Company follows the same guidelines with respect to any acquisitions and dispositions in the Company's securities in compliance with applicable law. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025. Such information is incorporated herein by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company’s compensation plans as of December 31, 2025.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/per share)	Number of Securities Remaining Available under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	-	-	574,350
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	574,350

(1)	Amount which may be issued does not include 361,959 shares of unvested time-based restricted stock awards.
(2)	Reflects the weighted average exercise price of outstanding options (none); excludes restricted stock.

The remaining information required by this item will be contained in our Proxy Statement, or an amendment to this report, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025. Such information is incorporated herein by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025. Such information is incorporated herein by reference from the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The remaining information required by this item will be contained in our Proxy Statement or an amendment to this report to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025. Such information is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The Consolidated Financial Statements and the report of the Independent Registered Public Accounting Firm (PCAOB ID: 173) thereon listed in Item 8 are set forth commencing on page 56.

(a)(2) Financial Statements: The financial statements listed under Part II-Item 8. “Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.

(a)(3) Financial Statement Schedules: All financial statement schedules have been omitted since the required information is either not applicable or not required or has been included in the Financial Statements and related notes.

(b) The exhibits required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Avidbank Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 filed with the Form S-1 filed by the Registrant on July 18, 2025).
3.2	Third Amended and Restated Bylaws of Avidbank Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 filed with the Form S-1 filed by the Registrant on July 18, 2025).
4.1	Form of Certificate of Common Stock of Avidbank Holdings, Inc. (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on August 4, 2025).
4.2*	Description of Securities of the Registrant registered pursuant to Section 12 of the Exchange Act.
4.3	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Avidbank Holdings agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
10.1†	Employment Confirmation Letter, dated as of March 30, 2023, as amended on June 19, 2024, by and between Avidbank and Mark D. Mordell (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on July 18, 2025).
10.2†	Employment Confirmation Letter, dated as of March 31, 2023, by and between Avidbank and Patrick Oakes (incorporated by reference to Exhibit 10.2 filed with the Form S-1 filed by the Registrant on July 18, 2025).
10.3†	Employment Confirmation Letter, dated as of April 3, 2023, by and between Avidbank and Gina Thoma-Peterson (incorporated by reference to Exhibit 10.3 filed with the Form S-1 filed by the Registrant on July 18, 2025).
10.4†	Employment Offer Letter, dated as of August 24, 2020, by and between Avidbank and Victor DeMarco (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on July 18, 2025).
10.5†

Employment Offer Letter, dated as of June 22, 2023, by and between Avidbank and Arthur Wasson (incorporated by reference to Exhibit 10.6 filed with the Form S-1 filed by the Registrant on July 18, 2025).

10.6†

Second Amended and Restated Change in Control Agreement, dated as of March 18, 2025, by and between Avidbank Holdings, Inc., Avidbank and Mark D. Mordell (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on July 18, 2025).

10.7†	Form of Change in Control Agreement by and between Avidbank Holdings, Inc. and Mr. Patrick Oakes and Ms. Gina Thoma-Peterson (incorporated by reference to Exhibit 10.8 filed with the Form S-1 filed by the Registrant on July 18, 2025).
10.8†	Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 filed with the Form S-1 filed by the Registrant on July 18, 2025).
10.9†	2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 filed with the Form S-1 filed by the Registrant on July 18, 2025).
10.10†	Form of Restricted Stock Agreement pursuant to 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 filed with the Form S-1 filed by the Registrant on July 18, 2025).
10.11

Form of Indemnification Agreement by and between Avidbank Holdings, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.12 filed with the Form S-1 filed by the Registrant on July 18, 2025).

19*	Avidbank Holdings, Inc. Policy on Insider Trading
21.1*	Subsidiaries of Avidbank Holdings, Inc. (incorporated by reference to Exhibit 21.1 filed with the Form S-1 filed by the Registrant on July 18, 2025).
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Avidbank Holdings, Inc. Financial Restatement Compensation Recoupment Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Scheme Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIDBANK HOLDINGS, INC.

Date: March 18, 2026	/s/ Mark D. Mordell
Mark D. Mordell
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature/Name		Title	Date

By:	/s/	Mark D. Mordell	Chairman, President and Chief Executive Officer	March 18, 2026
		Mark D. Mordell	(Principal Executive Officer)

By:	/s/	Patrick T. Oakes	Executive Vice President and Chief Financial Officer	March 18, 2026
		Patrick T. Oakes	(Principal Financial and Accounting Officer)

By:	/s/	Bryan C. Polster	Lead Independent Director	March 18, 2026
Bryan C. Polster

By:	/s/	Kristofer W. Biorn	Director	March 18, 2026
Kristofer W. Biorn

By:	/s/	James F. Deutsch	Director	March 18, 2026
James F. Deutsch

By:	/s/	Diane J. Flynn	Director	March 18, 2026
Diane J. Flynn

By:	/s/	Linda R. Morris	Director	March 18, 2026
Linda R. Morris

By:	/s/	Michael F. Rosinus	Director	March 18, 2026
Michael F. Rosinus

By:	/s/	Robert H. Scott	Director	March 18, 2026
Robert H. Scott

By:	/s/	Marc J. Verissimo	Director	March 18, 2026
Marc J. Verissimo