Form 10-Q
period 2026-03-31
Avidbank Holdings, Inc.
filed 2026-05-13
CIK 1443575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 10,955,167 shares of common stock, no par value per share (the “Common Stock”), outstanding.

AVIDBANK HOLDINGS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except per share data)	March 31, 2026	December 31, 2025

ASSETS
Cash and due from financial institutions	$10,569	$7,942
Due from Federal Reserve Bank and interest-bearing deposits in other financial institutions	138,473	146,627
Total cash and cash equivalents	149,042	154,569
Debt securities available-for-sale, at fair value (amortized cost $212,366 and $218,488, net of allowance for credit losses of $0 and $0)	210,583	218,160
Loans, net of allowance for credit losses on loans of $20,938 and $22,261	2,151,908	2,126,178
Federal Home Loan Bank stock, at cost	8,409	8,409
Premises and equipment, net	1,340	1,526
Cash surrender value of bank-owned life insurance policies	13,151	13,045
Accrued interest receivable and other assets	45,121	47,756
Total assets	$2,579,554	$2,569,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$577,101	$556,972
Interest-bearing	1,622,218	1,629,101
Total deposits	2,199,319	2,186,073
Short-term borrowings	55,000	60,000
Subordinated debentures, net	22,000	22,000
Accrued interest payable and other liabilities	14,797	20,591
Total liabilities	2,291,116	2,288,664
Commitments and contingent liabilities (Note 9)
Shareholders' equity
Preferred stock - no par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock - no par value; 25,000,000 shares authorized; 10,955,167 and 10,947,967 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	169,474	169,990
Retained earnings	120,171	111,150
Accumulated other comprehensive loss, net of taxes	(1,207)	(161)
Total shareholders' equity	288,438	280,979
Total liabilities and shareholders' equity	$2,579,554	$2,569,643

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Interest income
Interest and fees on loans	$35,429	$31,885
Taxable debt securities	2,437	1,718
Tax-exempt debt securities	30	31
Federal Home Loan Bank dividends	426	185
Other interest income	716	706
Total interest income	39,038	34,525
Interest expense
Interest on deposits	11,899	12,827
Interest on short-term borrowings	240	1,911
Interest on subordinated debentures	399	435
Total interest expense	12,538	15,173
Net interest income	26,500	19,352
Provision for credit losses	1,445	-
Net interest income after provision for credit losses	25,055	19,352
Non-interest income
Service charges and fees	821	762
Foreign exchange income	363	220
Bank-owned life insurance income	106	90
Warrant and success fee income	3	-
Other investment income	(22)	47
Other income	196	52
Total non-interest income	1,467	1,171
Non-interest expense
Salaries and employee benefits	9,555	9,097
Legal and professional fees	1,188	511
Data processing	799	615
Occupancy and equipment	790	996
Regulatory assessments	566	544
Other operating expenses	1,184	1,079
Total non-interest expense	14,082	12,842
Income before provision for income taxes	12,440	7,681
Provision for income taxes	3,419	2,245
Net income	$9,021	$5,436

Net income per common share data
Basic earnings per common share	$0.85	$0.73
Diluted earnings per common share	0.84	0.71

Weighted average shares - basic	10,600,902	7,488,051
Weighted average shares - diluted	10,773,884	7,682,884

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$9,021	$5,436

Other comprehensive income, before tax
Unrealized gains on securities:
Unrealized holdings (losses) / gains	(1,455)	7,011
	(1,455)	7,011
Derivative instruments designated as cash flow hedges:
Unrealized holdings (losses) / gains on derivatives	(10)	21
Other comprehensive (loss) / income, before tax	(1,465)	7,032

Tax effect	419	(2,053)
Total other comprehensive (loss) / income, after tax	(1,046)	4,979
Comprehensive income	$7,975	$10,415

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
(In thousands)	Shares	Amount	Earnings	Income/(Loss)	Equity
Balance, December 31, 2025	10,947,967	$169,990	$111,150	$(161)	$280,979
Net income	-	-	9,021	-	9,021
Other comprehensive loss	-	-	-	(1,046)	(1,046)
Restricted stock issued, net of forfeitures	54,895	-	-	-	-
Restricted stock surrendered for tax withholding upon vesting	(22,695)	(660)	-	-	(660)
Repurchase of common stock	(25,000)	(693)	-	-	(693)
Stock-based compensation	-	837	-	-	837
Balance, March 31, 2026	10,955,167	$169,474	$120,171	$(1,207)	$288,438

Balance, December 31, 2024	7,906,761	$106,997	$130,703	$(51,338)	$186,362
Net income	-	-	5,436	-	5,436
Other comprehensive income	-	-	-	4,979	4,979
Restricted stock issued, net of forfeitures	47,485	-	-	-	-
Restricted stock surrendered for tax withholding upon vesting	(42,062)	(978)	-	-	(978)
Stock-based compensation	-	820	-	-	820
Balance, March 31, 2025	7,912,184	$106,839	$136,139	$(46,359)	$196,619

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating activities
Net income	$9,021	$5,436
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,445	-
Depreciation, amortization and accretion	31	379
Increase in deferred loan origination fees, net	(222)	(306)
Earnings on bank-owned life insurance policies	(106)	(90)
Repayment of operating lease liabilities	552	629
Stock-based compensation expense	837	820
Net decrease in accrued interest receivable and other assets	2,492	345
Net decrease in accrued interest payable and other liabilities	(5,806)	(2,956)
Net cash provided by operating activities	8,244	4,257

Investing activities
Proceeds from paydowns/maturities of available-for-sale debt securities	6,286	6,807
Net (increase) / decrease in loans	(26,941)	24,104
Purchase of premises and equipment	(9)	(23)
Net cash (used in) / provided by investing activities	(20,664)	30,888

Financing activities
Net increase in deposits	13,246	38,133
Restricted stock issued, net	(660)	(978)
Repurchase of common stock	(693)	-
Net proceeds / (repayment) from overnight borrowings	(5,000)	(45,000)
Net proceeds / (repayment) from Federal Reserve Bank borrowings	-	-
Net proceeds / (repayment) from Federal Home Loan Bank borrowings	-	15,000
Net cash provided by financing activities	6,893	7,155

Net change in cash and cash equivalents	(5,527)	42,300

Cash and cash equivalents at beginning of period	154,569	82,701
Cash and cash equivalents at end of period	$149,042	$125,001

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$12,485	$15,739
Income taxes, net of refunds	337	(41)
Supplemental non-cash disclosures:
Recording of right-of-use assets in exchange for lease liabilities	$-	$439
Change in unrealized losses / (gains) on available-for-sale debt securities, net of tax	1,036	(4,958)

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

Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on the Company’s Form 10-K (File No. 001-42792).

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

Issued Accounting Standards

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for Public Business Entities for the annual period beginning January 1, 2025. The Company has adopted this guidance, and the related updated disclosures can be found in Note 10 – Income Taxes in the Company's Form 10-K for the year ended  December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. ASU 2024-03 is not expected to have a material impact on our consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. ASU 2025-01 is not expected to have a material impact on our consolidated financial statements.

In December 2026, the FASB issued ASU 2025-08, "Financial Instruments — Credit Losses (Topic 326): Purchased Loans." ASU 2025-08 expands the population of acquired financial assets subject to the gross-up approach for accounting for credit losses. This ASU introduces the concept of purchased seasoned loans and requires certain acquired loans that have not experienced significant credit deterioration since origination to be accounted for using the gross-up approach. The amendments clarify initial and subsequent measurement, including recognition of an allowance for credit losses at acquisition with an offsetting gross-up to the purchase price, and require purchased seasoned loans to follow the same interest income recognition model as originated financial assets. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods, with early adoption permitted. The amendments must be applied prospectively to loans acquired on or after the adoption date. This ASU is not expected to have a material impact on our consolidated financial statements.

NOTE 2 – DEBT SECURITIES

The Company did not hold securities classified as trading or held-to-maturity at March 31, 2026 or December 31, 2025. The amortized cost and estimated fair value of available-for-sale debt securities at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$425	$-	$(19)	$406
Commercial mortgage-backed securities	5,448	-	(46)	5,402
Residential mortgage-backed securities	201,783	18	(1,669)	200,132
U.S. states and political subdivisions	4,710	50	(117)	4,643
Total available-for-sale	$212,366	$68	$(1,851)	$210,583

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$478	$-	$(20)	$458
Commercial mortgage-backed securities	5,454	3	(27)	5,430
Residential mortgage-backed securities	207,847	340	(635)	207,552
U.S. states and political subdivisions	4,709	72	(61)	4,720
Total available-for-sale	$218,488	$415	$(743)	$218,160

Net unrealized losses on available-for-sale debt securities totaling ($1.3 million) were recorded as accumulated other comprehensive loss, net of tax of $513 thousand, within shareholders' equity at March 31, 2026. Net unrealized losses on available-for-sale debt securities totaling ($234 thousand) were recorded as accumulated other comprehensive income, net of tax of $94 thousand, within shareholders' equity at December 31, 2025.

During the three months ended March 31, 2026 and  March 31, 2025, there were no sales or calls of debt securities and no gains realized or losses recognized. There were no transfers between investment categories during the three months ended March 31, 2026 or March 31, 2025.

Debt securities with unrealized losses at March 31, 2026 and December 31, 2025 are summarized and classified according to the duration of the loss period as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
March 31, 2026	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$-	$-	$406	$(19)	$406	$(19)
Commercial mortgage-backed securities	5,402	(46)	-	-	5,402	(46)
Residential mortgage-backed securities	176,085	(1,456)	1,772	(213)	177,857	(1,669)
U.S. states and political subdivisions	1,739	(40)	855	(77)	2,594	(117)
Total available-for-sale	$183,226	$(1,542)	$3,033	$(309)	$186,259	$(1,851)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$-	$-	$458	$(20)	$458	$(20)
Commercial mortgage-backed securities	3,441	(20)	1,004	(7)	4,445	(27)
Residential mortgage-backed securities	103,636	(437)	1,798	(198)	105,434	(635)
U.S. states and political subdivisions	1,004	-	871	(61)	1,875	(61)
Total available-for-sale	$108,081	$(457)	$4,131	$(286)	$112,212	$(743)

At March 31, 2026, the Company held 3 securities available-for-sale, which were in a loss position for greater than 12 months. Management believes the unrealized losses on the Company’s debt securities were caused by interest rate changes. The contractual cash flows of those investments are generally guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. As of March 31, 2026, the Company did not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. No credit impairment was recorded for those securities in an unrealized loss position for the three months ended March 31, 2026 or December 31, 2025, and there was no allowance for credit losses on securities available-for-sale recorded as of March 31, 2026 or December 31, 2025.

The amortized cost and estimated fair value of available-for-sale debt securities at March 31, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through 10 years	425	406
Due after 10 years	4,710	4,643
	5,135	5,049
Debt securities not due at a single maturity date: mortgage-backed securities	207,231	205,534
Total available-for-sale	$212,366	$210,583

Debt securities with fair values of $9.4 million and $8.9 million were pledged at March 31, 2026 and December 31, 2025, respectively, toward certain letters of credit. No debt securities were pledged to secure public deposits at March 31, 2026 or December 31, 2025.

NOTE 3 – LOANS

Outstanding loans are summarized below:

(In thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$1,040,684	$1,049,530
Construction	200,272	196,243
Residential real estate	48,726	45,669
Commercial real estate	882,751	854,342
Consumer	413	2,655
Total outstanding loans, net of deferred fees	2,172,846	2,148,439
Allowance for credit losses on loans	(20,938)	(22,261)
Total loans, net of allowance for credit losses on loans	$2,151,908	$2,126,178

From time to time, the Bank pledges loans as collateral under a short-term borrowing arrangement through the Discount Window of the Federal Reserve Bank. The Bank has pledged a total of $1.13 billion and $972.7 million of loans for borrowing capacity of $981.0 million and $853.9 million at March 31, 2026 and December 31, 2025, respectively. The Bank had no Federal Reserve Bank borrowings outstanding that were secured by loans as of March 31, 2026 and December 31, 2025.

The Bank has entered into an agreement providing for the pledging of loans for borrowing capacity with the Federal Home Loan Bank. The Bank pledged a total of $780.9 million of loans for remaining borrowing capacity of $548.7 million at March 31, 2026. In comparison, the Bank pledged a total of $773.0 million of loans for remaining borrowing capacity of $530.0 million at December 31, 2025. There were no FHLB borrowings outstanding at March 31, 2026 or  December 31, 2025.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES ON LOANS

Changes in the allowance for credit losses on loans during the periods presented were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Balance, beginning of period	$22,261	$18,679
Provision for credit losses on loans	1,433	-
Charge-offs	(3,171)	-
Recoveries	415	43
Balance, end of period	$20,938	$18,722

Accrued interest receivable related to loans totaled $8.7 million and $8.2 million at  March 31, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable and other assets on the consolidated statements of financial condition. Accrued interest receivable was excluded from the estimate of credit losses.

Allocation of the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2026 and 2025 are as follows:

	Commercial		Residential	Commercial
(In thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, December 31, 2025	$15,612	$1,972	$494	$4,150	$33	$22,261
Provision for credit losses on loans	1,000	261	36	167	(31)	1,433
Charge-offs	(3,171)	-	-	-	-	(3,171)
Recoveries	415	-	-	-	-	415
Balance, March 31, 2026	$13,856	$2,233	$530	$4,317	$2	$20,938

	Commercial		Residential	Commercial
(In thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, December 31, 2024	$10,170	$3,005	$286	$5,207	$11	$18,679
Provision for credit losses on loans	776	(183)	81	(684)	10	-
Charge-offs	-	-	-	-	-	-
Recoveries	43	-	-	-	-	43
Balance, March 31, 2025	$10,989	$2,822	$367	$4,523	$21	$18,722

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of March 31, 2026 and December 31, 2025:

March 31, 2026
	Non-accrual	Non-accrual		Loans Past
	Loans With No	Loans With	Total	Due over 89
	Allowance for	Allowance for	Non-accrual	Days Still
(In thousands)	Credit Losses	Credit Losses	Loans	Accruing
Commercial and industrial	$-	$-	$-	$-
Construction	16,323	-	16,323	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	$16,323	$-	$16,323	$-

December 31, 2025
	Non-accrual	Non-accrual		Loans Past
	Loans With No	Loans With	Total	Due over 89
	Allowance for	Allowance for	Non-accrual	Days Still
(In thousands)	Credit Losses	Credit Losses	Loans	Accruing
Commercial and industrial	$-	$5,088	$5,088	$-
Construction	19,414	-	19,414	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	$19,414	$5,088	$24,502	$-

The following tables present the risk category and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
(In thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
March 31, 2026
Commercial and industrial
Risk Rating
Pass	$84,136	$245,673	$66,672	$39,444	$26,702	$19,026	$536,120	$4,617	$1,022,390
Special Mention	-	1,431	595	-	3,774	-	8,789	-	14,589
Substandard	1,964	-	-	1,252	475	-	14	-	3,705
Substandard - Non-accrual	-	-	-	-	-	-	-	-	-
Total	$86,100	$247,104	$67,267	$40,696	$30,951	$19,026	$544,923	$4,617	$1,040,684
Gross charge-offs	$-	$-	$-	$3,171	$-	$-	$-	$-	$3,171

Construction
Risk Rating
Pass	$7,044	$46,716	$71,465	$43,523	$6,295	$6,601	$-	$-	$181,644
Special Mention	-	-	-	-	-	2,305	-	-	2,305
Substandard - Non-accrual	-	-	-	-	-	16,323	-	-	16,323
Total	$7,044	$46,716	$71,465	$43,523	$6,295	$25,229	$-	$-	$200,272
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate
Risk Rating
Pass	$-	$3,724	$2,711	$4,308	$669	$2,704	$34,610	$-	$48,726
Total	$-	$3,724	$2,711	$4,308	$669	$2,704	$34,610	$-	$48,726
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Risk Rating
Pass	$36,295	$160,746	$53,432	$152,196	$126,126	$326,351	$8,797	$-	$863,943
Special Mention	-	18,808	-	-	-	-	-	-	18,808
Total	$36,295	$179,554	$53,432	$152,196	$126,126	$326,351	$8,797	$-	$882,751
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk Rating
Pass	$-	$-	$-	$-	$-	$-	$413	$-	$413
Total	$-	$-	$-	$-	$-	$-	$413	$-	$413
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$127,475	$456,859	$194,280	$239,471	$159,792	$354,682	$579,940	$4,617	$2,117,116
Special Mention	-	20,239	595	-	3,774	2,305	8,789	-	35,702
Substandard	1,964	-	-	1,252	475	-	14	-	3,705
Substandard - Non-accrual	-	-	-	-	-	16,323	-	-	16,323
Total	$129,439	$477,098	$194,875	$240,723	$164,041	$373,310	$588,743	$4,617	$2,172,846

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
(In thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
December 31, 2025
Commercial and industrial
Risk Rating
Pass	$273,105	$69,415	$46,268	$30,290	$15,579	$5,807	$586,324	$5,000	$1,031,788
Special Mention	1,016	-	-	3,522	-	-	6,305	-	10,843
Substandard	-	-	1,295	26	-	-	490	-	1,811
Substandard - Non-accrual	-	-	3,850	-	-	-	-	-	3,850
Doubtful - Non-accrual	-	-	1,238	-	-	-	-	-	1,238
Total	$274,121	$69,415	$52,651	$33,838	$15,579	$5,807	$593,119	$5,000	$1,049,530
Gross charge-offs	$1,523	$-	$-	$-	$-	$-	$-	$-	$1,523

Construction
Risk Rating
Pass	$42,573	$65,573	$46,201	$12,847	$6,005	$3,630	$-	$-	$176,829
Substandard - Non-accrual	-	-	-	3,091	16,323	-	-	-	19,414
Total	$42,573	$65,573	$46,201	$15,938	$22,328	$3,630	$-	$-	$196,243
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate
Risk Rating
Pass	$3,477	$2,663	$4,325	$673	$-	$2,724	$31,807	$-	$45,669
Total	$3,477	$2,663	$4,325	$673	$-	$2,724	$31,807	$-	$45,669
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Risk Rating
Pass	$179,320	$56,045	$152,850	$128,199	$124,128	$206,499	$7,301	$-	$854,342
Total	$179,320	$56,045	$152,850	$128,199	$124,128	$206,499	$7,301	$-	$854,342
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk Rating
Pass	$-	$-	$-	$-	$-	$-	$2,655	$-	$2,655
Total	$-	$-	$-	$-	$-	$-	$2,655	$-	$2,655
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$498,475	$193,696	$249,644	$172,009	$145,712	$218,660	$628,087	$5,000	$2,111,283
Special Mention	1,016	-	-	3,522	-	-	6,305	-	10,843
Substandard	-	-	1,295	26	-	-	490	-	1,811
Substandard - Non-accrual	-	-	3,850	3,091	16,323	-	-	-	23,264
Doubtful - Non-accrual	-	-	1,238	-	-	-	-	-	1,238
Total	$499,491	$193,696	$256,027	$178,648	$162,035	$218,660	$634,882	$5,000	$2,148,439

The Company monitors loans by past due status. The following tables present the aging of past due loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
			Greater than		Total Past
			89 days and		Due and
	30-59 Days	60-89 Days	Still	Non-accrual	Non-accrual
(In thousands)	Past Due	Past Due	Accruing	Loans	Loans	Current	Total
Commercial and industrial	$32	$-	$-	$-	$32	$1,040,652	$1,040,684
Construction	-	-	-	16,323	16,323	183,949	200,272
Residential Real Estate	-	-	-	-	-	48,726	48,726
Commercial Real Estate	-	-	-	-	-	882,751	882,751
Consumer	-	-	-	-	-	413	413
Total	$32	$-	$-	$16,323	$16,355	$2,156,491	$2,172,846

	December 31, 2025
			Greater than		Total Past
			89 days and		Due and
	30-59 Days	60-89 Days	Still	Non-accrual	Non-accrual
(In thousands)	Past Due	Past Due	Accruing	Loans	Loans	Current	Total
Commercial and industrial	$-	$-	$-	$5,088	$5,088	$1,044,442	$1,049,530
Construction	-	-	-	19,414	19,414	176,829	196,243
Residential Real Estate	-	-	-	-	-	45,669	45,669
Commercial Real Estate	1,374	-	-	-	1,374	852,968	854,342
Consumer	-	-	-	-	-	2,655	2,655
Total	$1,374	$-	$-	$24,502	$25,876	$2,122,563	$2,148,439

Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral-dependent, are evaluated individually for purposes of determining an appropriate lifetime allowance for credit losses. Loans deemed collateral-dependent require evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The following table presents outstanding loan balances of collateral-dependent loans by portfolio segment as of December 31, 2025.

	Collateral Type
	Real	Business	Accounts
(In thousands)	Property	Assets	Receivable	Equipment	Other	Total
March 31, 2026
Commercial and industrial	$-	$-	$-	$-	$-	$-
Construction	16,323	-	-	-	-	16,323
Residential Real Estate	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$16,323	$-	$-	$-	$-	$16,323

December 31, 2025
Commercial and industrial	$-	$-	$-	$-	$3,850	3,850
Construction	19,414	-	-	-	-	19,414
Residential Real Estate	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$19,414	$-	$-	$-	$3,850	$23,264

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concessions on one loan.

The following tables present the amortized cost basis of loans at March 31, 2026 and March 31, 2025, that were both experiencing financial difficulty and were modified during the three months ended March 31, 2026 and 2025, by portfolio segment and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each segment of financing receivable is also presented below:

				Interest	Principal
				Rate	Forgiveness,
				Reduction,	Interest Rate
		Payment	Interest Rate	Payment	Reduction,
		Delay	Reduction	Delay	Payment
		and/or	and/or	and/or	Delay and
	Term	Term	Payment	Term	Term		% of
(In thousands)	Extension	Extension	Delay	Extension	Extension	Total	Total Class
Three Months Ended March 31, 2026
Commercial and industrial	$6,156	$-	$-	$-	$-	$6,156	0.59%
Construction	-	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$6,156	$-	$-	$-	$-	$6,156	0.28%

Three Months Ended March 31, 2025
Commercial and industrial	$5,375	$-	$-	$-	$-	$5,375	0.67%
Construction	-	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$5,375	$-	$-	$-	$-	$5,375	0.29%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025:

Weighted
		Weighted	Average
		Average	Term
	Principal	Interest Rate	Extension
	Forgiveness ($)	Reduction (%)	(Months)
Three Months Ended March 31, 2026
Commercial and industrial	-	-	11.1
Construction	-	-	-
Residential Real Estate	-	-	-
Commercial Real Estate	-	-	-
Consumer	-	-	-
Total	-	-	11.1

Three Months Ended March 31, 2025
Commercial and industrial	-	-	5.2
Construction	-	-	-
Residential Real Estate	-	-	-
Commercial Real Estate	-	-	-
Consumer	-	-	-
Total	-	-	5.2

The Company had $434 thousand and $106 thousand in commitments to lend additional amounts to the borrowers included in the previous tables for the three months ended March 31, 2026 and 2025, respectively. There were no loans to borrowers experiencing financial difficulty, which had been modified within the prior 12 months, with a payment default during the three months ended March 31, 2026 or the three months ended March 31, 2025.

NOTE 5 – LEASES

Lease Arrangements

The Company enters into leases in the normal course of business primarily for headquarters, back-office operations locations and business development offices. The Company’s leases have remaining terms ranging from 19 to 50 months, some of which include termination or renewal options to extend the lease for up to 5 years.

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

Right-of-use assets and lease liabilities by lease type, and the associated statement of financial condition classifications, are as follows:

(In thousands)
Balance Sheet Classification	March 31, 2026	December 31, 2025
Right-of-use assets:
Operating leases - Accrued interest receivable and other assets	$5,099	$5,606
Total right-of-use assets	5,099	5,606

Lease liabilities:
Operating leases - Accrued interest payable and other liabilities	5,665	6,211
Total lease liabilities	$5,665	$6,211

Lease Expense

Total lease cost for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating lease cost	$664	$770
Sublease income	(89)	(87)
Total lease cost, net	$575	$683

Lease Obligations

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2026 are as follows (in thousands):

March 31,	Leases
2026	$2,018
2027	2,432
2028	838
2029	863
2030	347
Thereafter	-
Total undiscounted lease payments	6,498
Less imputed interest	833
Net lease liabilities	$5,665

Supplemental Lease Information

	March 31, 2026	December 31, 2025
Operating lease weighted average remaining lease term (years)	2.93	3.12
Operating lease weighted average discount rate	2.42%	2.46%

NOTE 6 – DEPOSITS

The Company’s total deposits consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Interest-bearing checking	$1,036,178	$1,069,272
Savings	3,899	3,922
Money market	515,160	528,227
Time, $250,000 or more	20,867	21,882
Other time	7,654	5,798
Non-reciprocal brokered (1)	38,460	-
Total interest-bearing deposits	1,622,218	1,629,101
Non-interest-bearing deposits	577,101	556,972
Total deposits	$2,199,319	$2,186,073

(1) FDIC regulations impose a general cap on reciprocal deposits that may be exempt from brokered deposits classification equal to 20% of the Bank's total liabilities. As of March 31, 2026 and December 31, 2025, an additional $447.6 million and $475.4 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap, respectively.

Non-reciprocal brokered deposits are used to supplement the Company’s traditional deposit funding sources. At March 31, 2026, the Company had $38.5 million in non-reciprocal brokered deposits representing 2% of total deposits. At December 31, 2025, there were no non-reciprocal brokered deposits.

At March 31, 2026, scheduled maturities of time deposits for the next five years were as follows:

(In thousands)
2026	$23,331
2027	3,031
2028	-
2029	2,159
2030 and after	-
Total time deposits	$28,521

Interest expense recognized on interest-bearing deposits for the three months ended March 31, 2026 and March 31, 2025, consisted of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Interest-bearing checking	$8,260	$8,530
Savings	13	9
Money market	3,376	2,862
Time, $250,000 or more	199	347
Other time	8	211
Non-reciprocal brokered	43	868
Total interest-bearing deposits	$11,899	$12,827

Overdrawn deposit accounts reclassified as loans were $227 thousand and $15 thousand as of March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and at December 31, 2025, the Company had two deposit relationships, one a 1031 exchange intermediary service and the other a software company in our Venture Lending Division, that exceeded 5% of total deposits. Totaling $225.0 million at March 31, 2026 and $228.7 million at December 31, 2025, together they represented 10% of total deposits for both periods.

Estimated uninsured deposits, including accrued interest, were 42% of total deposits at  March 31, 2026 and at  December 31, 2025. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

NOTE 7 – SUBORDINATED DEBENTURES AND OTHER BORROWING ARRANGEMENTS

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of December 30, 2029 and bear interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The notes are currently redeemable subject to certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the statement of financial condition, the subordinated notes are carried net of debt issuance costs, and these were fully amortized as of December 31, 2024. The interest rate paid on the subordinated notes as of March 31, 2026 was 7.29%.

The Company had unsecured Federal Funds lines of credit with its correspondent banks totaling $209.0 million at March 31, 2026 and $206.0 million at December 31, 2025. As of March 31, 2026, there were $55.0 million of borrowings outstanding, and at December 31, 2025, $60.0 million of borrowings were outstanding. The interest rate paid on the borrowings outstanding at both March 31, 2026 and  December 31, 2025, was 3.75%.

The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window. The Company currently has a detailed lien on certain loans to secure borrowings. The borrowing capacity under the agreement varies depending on the amount of loans pledged and totaled $981.0 million and $853.9 million as of March 31, 2026 and December 31, 2025, respectively. There were no borrowings outstanding under the agreement at March 31, 2026 or December 31, 2025.

As a member of the Federal Home Loan Bank of San Francisco, the Bank is eligible to use the FHLB’s facilities for short- and long-term borrowing. Borrowing capacity requires stock ownership in the FHLB and is based on pledged assets or a lien against certain loan categories. As of March 31, 2026 and  December 31, 2025, there were no borrowings outstanding from the FHLB. The remaining borrowing capacity at March 31, 2026 and December 31, 2025, was $548.7 million and $530.0 million, respectively, under a detailed lien on loans.

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

Dividends paid from the Bank to the Company are restricted under certain Federal laws and regulations governing banks. In addition, the California Financial Code restricts the total dividend payment of any bank in any one year to the lesser of (1) the bank’s retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period, without the prior approval of the California Department of Financial Protection and Innovation. At March 31, 2026, $16.7 million was free of such restrictions.

Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2026 and March 31, 2025 is shown below:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Net income	$9,021	$5,436
Total weighted average shares outstanding - basic	10,600,902	7,488,051
Basic earnings per common share	$0.85	$0.73

Net income	$9,021	$5,436
Total weighted average shares outstanding - basic	10,600,902	7,488,051
Add: dilutive impact of restricted stock	172,982	194,833
Total weighted average shares outstanding - diluted	10,773,884	7,682,884
Diluted earnings per common share	$0.84	$0.71
Anti-dilutive awards (1)	508	92

(1) Represents the total number of shares related to restricted stock awards that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive. These awards were considered anti-dilutive because the assumed proceeds divided by the weighted average shares issuable were higher than the average price of the shares.

Stock Repurchase Program

The Company announced a stock repurchase program on November 25, 2020, authorizing the repurchase of up to 5% or 307,780 shares of the Company's then outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. There is no obligation on the part of the Company to repurchase any shares of its common stock. For the three months ended March 31, 2026, 25,000 shares were repurchased under the stock repurchase program for $693 thousand at an average price of $27.69 per share. These repurchased shares are considered authorized but unissued shares.

As of March 31, 2026, the Company has repurchased a total of 50,347 shares since the announcement of the stock repurchase program in 2020, leaving 257,433 shares that may yet be purchased under the stock repurchase program. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2025.

Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of March 31, 2026 and December 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

To be categorized as well-capitalized, under the regulatory framework for prompt corrective actions, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

Actual and required capital amounts and ratios, exclusive of the capital conservation buffer, are presented below at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025

(In thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Avidbank Holdings, Inc.	$284,814	11.39%	$275,669	11.23%
Minimum regulatory requirement	$99,985	4.00%	$98,167	4.00%

Avidbank	$296,059	11.88%	$285,091	11.65%
Minimum requirement for "Well-Capitalized" institution	$124,622	5.00%	$122,359	5.00%
Minimum regulatory requirement	$99,698	4.00%	$97,887	4.00%

Common Equity Tier I
Avidbank Holdings, Inc.	$284,814	11.39%	$275,669	11.05%
Minimum regulatory requirement	$112,564	4.50%	$112,249	4.50%

Avidbank	$296,059	11.87%	$285,091	11.46%
Minimum requirement for "Well-Capitalized" institution	$162,114	6.50%	$161,678	6.50%
Minimum regulatory requirement	$112,233	4.50%	$111,931	4.50%

Tier 1 Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$284,814	11.39%	$275,669	11.05%
Minimum regulatory requirement	$150,085	6.00%	$149,665	6.00%

Avidbank	$296,059	11.87%	$285,091	11.46%
Minimum requirement for "Well-Capitalized" institution	$199,525	8.00%	$198,988	8.00%
Minimum regulatory requirement	$149,644	6.00%	$149,241	6.00%

Total Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$321,315	12.85%	$313,481	12.57%
Minimum regulatory requirement	$200,114	8.00%	$199,554	8.00%

Avidbank	$319,359	12.80%	$309,703	12.45%
Minimum requirement for "Well-Capitalized" institution	$249,406	10.00%	$248,735	10.00%
Minimum regulatory requirement	$199,525	8.00%	$198,988	8.00%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet client financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. We manage our liquidity position to make sure we have adequate liquidity and funding if there are significant draws on our unfunded commitments.

The Company has some commitments that are unconditionally cancellable at its discretion, and these amounts are not included in the totals below. The contractual amounts of financial instruments with off-balance-sheet credit risk at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$44,852	$647,179	$37,731	$650,384
Standby letters of credit	174	19,387	174	18,994

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate, construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments to make loans are generally made for periods of 10 years or less. The fixed rate loan commitments have interest rates ranging from 0% to 15.00% and maturities ranging primarily from 1 year to 23 years.

Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a client to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to clients. The unamortized fees received for issuing the letters of credit were $159 thousand and $152 thousand at  March 31, 2026 and December 31, 2025, respectively. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

At March 31, 2026 and December 31, 2025, in management’s judgment, a concentration of loans existed in construction and commercial real estate related loans. At  March 31, 2026 and December 31, 2025, approximately 50% and 49%, respectively, of the Company's loans were construction and commercial real estate related, representing 9% and 41% of total outstanding loans at March 31, 2026, and 9% and 40%, respectively, at December 31, 2025.

Contingencies

The Company and the Bank are routinely involved in legal actions and claims which arise in the ordinary course of business. The outcome of these matters and the timing of ultimate resolution is inherently difficult to predict.

In accordance with Accounting Standards Codification Topic 450, the Company establishes accruals for contingencies, including any litigation, regulatory, or tax matters (but excluding standard business-related legal fees), when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate our outstanding legal and regulatory proceedings and other matters each quarter to assess our loss contingency accruals and make adjustments in such accruals, upward or downward, as appropriate, in light of additional information and based on management’s best judgment. For claims and legal actions where it is not probable that a loss may be incurred, or where we are not currently able to reasonably estimate the loss or range of loss, we do not establish an accrual. As of March 31, 2026, the Company did not record an accrued contingent liability for any legal proceedings. However, a loss is possible in future quarters, but is currently not probable and reasonably estimable, due to a lawsuit filed against the Company and the Bank in the Superior Court of California, County of Santa Clara, in November 2025 (Klearnow Corporation v. Avidbank and Avidbank Holdings, Inc., Case No. 25CV480309) in connection with a $4.5 million wire sent by the Bank on behalf of a client whose email was allegedly fraudulently compromised.

We do not believe that the ultimate resolution of any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened against the Company or the Bank could have a material adverse effect on our business, financial condition or results of operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including directors and officers. As of March 31, 2026 and December 31, 2025, there were no balances outstanding for related party loans and no additions or amounts repaid during the three months ended March 31, 2026 or during the year ended December 31, 2025. Undisbursed commitments to related parties totaled $5,000 as of both March 31, 2026 and December 31, 2025, respectively.

Deposits of certain officers, directors, and their associates totaled approximately $357 thousand and $248 thousand as of March 31, 2026 and December 31, 2025, respectively.

NOTE 11 – OTHER EXPENSES

Other expenses for the three months ended March 31, 2026 and March 31, 2025 consisted of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Director's fees and expenses	$226	$149
Correspondent bank charges	200	170
Advertising and marketing	116	127
Travel and meals	121	107
Business software and subscriptions	266	285
Other	255	241
Total other expenses	$1,184	$1,079

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at March 31, 2026 and December 31, 2025:

Cash and cash equivalents, Federal Funds Sold and interest-bearing deposits in other banks

The carrying amount of these instruments approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Securities available-for-sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of March 31, 2026 and December 31, 2025, all securities available for sale were Level 2.

Loans

The fair value of variable rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level 3 within the fair value hierarchy. Fair value for other loans is estimated using discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification in the fair value hierarchy. For collateral-dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above as of March 31, 2026 and December 31, 2025, follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors.

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

Subordinated debentures and Short-term borrowings

Subordinated Debentures: The carrying amount of the Company’s subordinated debentures are estimated using discounted cash flow analysis based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Short-term Borrowings: The carrying amount of short-term borrowings approximate their fair values resulting in a Level 1 classification. They generally mature within thirty days or have a variable interest rate.

Accrued interest payable

The carrying amount of accrued interest payable approximates its fair value and is classified as Level 1 in the fair value hierarchy.

The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2026 and December 31, 2025, are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2026
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from financial institutions	$10,569	$10,569	$-	$-	$10,569
Due from Federal Reserve Bank and interest-bearing deposits in banks	138,473	138,473	-	-	138,473
Loans, net	2,151,908	-	-	2,140,411	2,140,411
Accrued interest receivable	9,511	9,511	-	-	9,511

Financial liabilities:
Deposits	2,199,319	-	2,061,416	-	2,061,416
Subordinated debentures, net	22,000	-	-	24,419	24,419
Short-term borrowings	55,000	55,000	-	-	55,000
Accrued interest payable	195	195	-	-	195

		Fair Value Measurements at
	Carrying	December 31, 2025
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from financial institutions	$7,942	$7,942	$-	$-	$7,942
Due from Federal Reserve Bank and interest-bearing deposits in banks	146,627	146,627	-	-	146,627
Loans, net	2,126,178	-	-	2,110,338	2,110,338
Accrued interest receivable	9,297	9,297	-	-	9,297

Financial liabilities:
Deposits	2,186,073	-	2,067,565	-	2,067,565
Subordinated debentures, net	22,000	-	-	24,645	24,645
Short-term borrowings	60,000	60,000	-	-	60,000
Accrued interest payable	142	142	-	-	142

Assets Recorded at Fair Value

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2026 and December 31, 2025:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as follows:

	March 31, 2026
(In thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$406	$-	$406	$-
Commercial mortgage-backed securities	5,402	-	5,402	-
Residential mortgage-backed securities	200,132	-	200,132	-
U.S. states and political subdivisions	4,643	-	4,643	-
Total securities available-for-sale	$210,583	$-	$210,583	$-

	December 31, 2025
(In thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$458	$-	$458	$-
Commercial mortgage-backed securities	5,430	-	5,430	-
Residential mortgage-backed securities	207,552	-	207,552	-
U.S. states and political subdivisions	4,720	-	4,720	-
Total securities available-for-sale	$218,160	$-	$218,160	$-

Fair values for available-for-sale debt securities are based on quoted market prices for similar securities (Level 2). During the three months ended March 31, 2026 and 2025, there were no significant transfers in or out of Levels 1, 2 or 3.

Non-recurring Basis

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

A loan is considered to be collateral-dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At the time a loan is considered collateral-dependent, it is valued at fair value, less estimated costs to sell. Collateral-dependent loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. There were no changes in valuation techniques used during the three months ended March 31, 2026.

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

Collateral-dependent loans were measured at fair value and had a principal balance of $16.3 million with no valuation allowance at March 31, 2026. At December 31, 2025, collateral-dependent loans were measured at fair value and had a principal balance of $23.3 million with a valuation allowance of $1.2 million.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

There were no active derivative contracts in place as of March 31, 2026 or December 31, 2025.

The Company receives equity warrants with net settlement terms in connection with extending loan commitments to certain of its clients. These warrants are obtained at the inception of a loan facility or the amendment of a loan facility. These warrants are not obtained in lieu of other fees, interest or payments. These warrants potentially provide an additional return, in addition to the traditional loan yield from interest and fees, in the event of a liquidity event of the borrowing company. The Company holds these equity warrants for future investment gains, rather than to hedge economic risks. In general, the equity warrants entitle the Company to buy a specific number of shares of the client’s stock at a specific price over a specific time period. The warrants may also include contingent provisions which provide for additional shares to be purchased at a specific price if defined future events occur, such as future rounds of equity financing by the client, or upon additional borrowings by the client. All of the Company’s equity warrants contain net share settlement provisions, which permit the client to deliver to the Company, upon the Company’s exercise of the warrant, the amount of shares with a current fair value equal to the net gain under the warrant agreement. Warrants held, which amounted to $935 thousand and $945 thousand at  March 31, 2026 and December 31, 2025, respectively, are included in accrued interest receivable and other assets on the consolidated balance sheets.

NOTE 14 – REVENUE FROM CONTRACTS WITH CLIENTS

All of the Company’s revenue from contracts with clients in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2026 and 2025.

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Service charges and fees	$821	$762
Foreign exchange income	363	220
Bank-owned life insurance income (1)	106	90
Warrant and success fee income (1)	3	-
Other investment income (1)	(22)	47
Other income (2)	196	52
Total non-interest income	$1,467	$1,171

(1) Not within the scope of ASC 606.
(2) The Other income category includes $101 thousand and $46 thousand of revenue within the scope of ASC 606 for the three months ended March 31, 2026 and 2025, respectively.

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

Gains/Losses on Sale of OREO – The Company records a gain from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized, and the gain on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain on sale, the Company adjusts the transaction price and related gain on sale if a significant financing component is present. There were no gains or losses on the sale of OREO during the three months ended March 31, 2026 or March 31, 2025.

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

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of operations and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of operations.

Loans, investments and deposits provide the net revenues in the banking operation. Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation. All operations are domestic.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under sections entitled “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements except as required by law.

The following discussion presents management's perspective on our results of operations and financial condition on a consolidated basis. However, because we conduct all of our material business operations through our bank subsidiary, Avidbank, the discussion and analysis relate to activities primarily conducted by the Bank.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “strive,” “intend,” “plan” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

●

uncertain market conditions and economic trends nationally, regionally and particularly in the Bay Area (which we define as the counties of Alameda, Contra Costa, Marin, Monterey, Napa, San Francisco, San Mateo, Santa Clara, Santa Cruz, Solano and Sonoma) and California;

●

economic conditions affecting the venture capital and private equity industries, including any decline in overall portfolio company investment, merger and acquisition activity and other liquidity events affecting venture and private equity fund and their portfolio companies;

●	risks related to the concentration of our business in California, and specifically within the Bay Area, including risks associated with any downturn in the real estate sector;
●	the effects of a prolonged government shutdown;
●	the occurrence of significant natural disasters, including fires and earthquakes, geopolitical events, and acts of war or terrorism;
●	the effects of natural or man-made disasters, including the effects of pandemic viruses;
●	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
●	risks related to our strategic focus on lending to small to medium-sized businesses;
●	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses and the value of loan collateral and securities;
●	our ability to attract and retain executive officers and key employees, including their client and community relationships;
●	our ability to successfully manage any chief executive officer transition;
●	adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality and losses in our loan portfolio;
●	the costs of and effects of legal and regulatory developments, including legal proceedings and lawsuits we are or may become subject to;
●	the results of regulatory examinations or reviews and the effect of and our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to;
●	our level of nonperforming assets and the costs associated with resolving problem loans;

●	our ability to maintain adequate liquidity and to raise necessary capital to fund our growth strategy and operations or to meet increased minimum regulatory capital levels;
●	the effects of increased competition from a wide variety of local, regional, national and other providers of financial services;
●	technological changes and developments;
●	negative trends in our market capitalization and adverse changes in the price of our common stock;
●	risks associated with unauthorized access, cyber-crime and other threats to data security;
●	the effects of any strategic transactions we may make or evaluate, and the costs associated with any potential or actual strategic transaction;
●	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including supervisory actions by federal and state banking agencies;
●

the impact of recent and future legislative and regulatory changes, including changes in banking, accounting, securities and tax laws and regulations and their application by our regulators, and economic stimulus programs;

●	governmental monetary and fiscal policies, including the policies of the Federal Reserve and policies related to tariffs;
●	our ability to implement, maintain and improve effective internal controls;
●	our use of the net proceeds from our recent completed public offering;
●	our success at managing any of the risks involved in the foregoing items; and
●

other factors that are discussed in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this report, including those discussed in the section entitled “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.

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

Non-interest Income

Non-interest income is also a contributor to our net income. Non-interest income consists primarily of service charges on deposit accounts, foreign exchange income, earnings on bank-owned life insurance, our net gains on the sale of debt securities and other fee income including warrant and success fee income, and other miscellaneous fees.

Non-interest Expense

Non-interest expense includes salaries and employee benefits, occupancy and equipment, data processing, professional fees, FDIC insurance assessments, legal and professional fees, and other expenses. In evaluating our level of non-interest expense, we closely monitor our efficiency ratio. The efficiency ratio is calculated by dividing non-interest expense by net interest income plus non-interest income. We continue to seek to identify ways to streamline our business and operate more efficiently.

Credit Quality

Our loan policies and underwriting practices have historically resulted in low levels of charge-offs and non-performing assets. Based upon selective deal origination and strong portfolio management, we intend to maintain the credit quality of our loan portfolio. However, credit trends in the markets in which we operate are largely impacted by economic conditions beyond our control. Negative trends affecting our clients’ performance could adversely impact our financial condition.

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

Results of Operations Highlights

We reported net income for the three months ended March 31, 2026 of $9.0 million, or $0.84 per diluted share, compared to net income of $5.4 million, or $0.71 per diluted share, for the same period in 2025. In August of 2025, the Company completed an initial public offering ("IPO") of its common stock, issuing an aggregate total of 3,001,500 shares of common stock at the public offering price of $23.00 per share. After deductions for underwriting fees, commissions and offering expenses, the Company's net proceeds from the IPO totaled $61.3 million. In the third and fourth quarters of 2025, we repositioned the securities portfolio and sold $274.7 million in available-for-sale securities for a loss of $62.4 million and purchased $205.4 million in available-for-sale securities with an average purchase yield of 4.57%. We paid off existing short-term borrowings at the time using proceeds from the IPO and securities sales.

The following provides highlights of our financial results for three months ended March 31, 2026:

●	Return on average assets was 1.46% compared to 0.96% in the first quarter of 2025.
●	Net interest margin expanded to 4.38% in the first quarter of 2026, compared to 3.52% in the first quarter of 2025.
●	The efficiency ratio was 50.35% in the first quarter of 2026, compared to 62.57% in the first quarter of 2025.
●	Book value per share was $26.33 at March 31, 2026, an increase of $0.67, or 11% annualized, from December 31, 2025.
●	Repurchased 25,000 shares of our common stock for $693 thousand at an average price of $27.69 per share as part of our share repurchase program.
●	Period-end loans, net of deferred fees, increased $24.4 million, or 5% annualized, compared to December 31, 2025.
●	Average deposits increased $265.1 million, or 14%, compared to the first quarter of 2025. Period-end deposits increased $13.2 million, or 2% annualized, compared to December 31, 2025.
●	Nonperforming assets to total assets decreased to 0.63% as of March 31, 2026 from 0.95% at December 31, 2025.
●	Net charge-offs to average loans totaled 0.52% compared to (0.01)% in the first quarter of 2025.

Consolidated Financial Highlights

	Three Months Ended
(In thousands, except share and per share data)	March 31, 2026	March 31, 2025
INCOME HIGHLIGHTS
Net income	$9,021	$5,436
PER SHARE DATA
Basic earnings per share	$0.85	$0.73
Diluted earnings per share	0.84	0.71
Book value per share	26.33	24.85
PERFORMANCE MEASURES
Return on average assets (1)	1.46%	0.96%
Return on average equity (1)	12.74%	11.49%
Net interest margin (1)	4.38%	3.52%
Efficiency ratio	50.35%	62.57%
Average loans to average deposits	99.98%	98.55%
CAPITAL
Tier 1 leverage ratio	11.39%	10.39%
Common equity tier 1 capital ratio	11.39%	11.10%
Tier 1 risk-based capital ratio	11.39%	11.10%
Total risk-based capital ratio	12.85%	12.86%
Common equity ratio	11.18%	8.48%
SHARES OUTSTANDING
Number of common shares outstanding	10,955,167	7,912,184
Average common shares outstanding - basic	10,600,902	7,488,051
Average common shares outstanding - diluted	10,773,884	7,682,884
ASSET QUALITY
Total allowance for credit losses-loans and unfunded commitments to total loans	1.07%	1.14%
Allowance for credit losses on loans to total loans	0.96%	1.02%
Non-performing assets to total assets	0.63%	0.06%
Non-performing loans to total loans	0.75%	0.07%
Net charge-offs to average loans (1)	0.52%	(0.01)%
AVERAGE BALANCES
Loans, net of deferred fees	$2,150,688	$1,858,716
Debt securities available-for-sale	216,507	296,422
Total assets	2,504,616	2,289,935
Deposits	2,151,059	1,885,993
Shareholders' equity	287,191	191,891
PERIOD-END BALANCES
Loans, net of deferred fees	$2,172,846	$1,841,187
Debt securities available-for-sale	210,583	296,617
Total assets	2,579,554	2,319,922
Deposits	2,199,319	1,929,488
Shareholders' equity	288,438	196,619

(1) Annualized for each period presented.

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

Management believes that taxable equivalent net interest income and taxable equivalent net interest margin are reasonable measures to understand the Company’s core operating performance and are important to many investors in the marketplace who are interested in understanding our profitability prospects from our core operations. In addition, management reviews yields on certain asset categories and the net interest margin of the Company on a fully taxable equivalent basis. The non-GAAP taxable equivalent net interest income and net interest margin adjustments facilitate performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's 21% Federal statutory rate.

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Non-GAAP taxable equivalent net interest income reconciliation
Net interest income - GAAP	$26,500	$19,352
Taxable equivalent adjustment	8	8
Net interest income - taxable equivalent (non-GAAP)	$26,508	$19,360

Non-GAAP taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	4.38%	3.52%
Impact of taxable equivalent adjustment	-	-
Net interest margin - taxable equivalent (non-GAAP)	4.38%	3.52%

Net Interest Income

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin (on a taxable equivalent basis, a non-GAAP measure) for the three months ended March 31, 2026 and 2025:

Distribution, Yield and Rate Analysis of Net Income

	Three Months Ended
	March 31, 2026			March 31, 2025
	Average		Yield/	Average		Yield/
(In thousands; except ratios)	Balance	Interest	Rate(6)	Balance	Interest	Rate(6)
ASSETS
Interest-earning assets:
Loans, net of deferred fees (1)	$2,150,688	$35,429	6.68%	$1,858,716	$31,885	6.96%
Interest-bearing deposits in banks	78,859	716	3.68%	64,376	706	4.45%
Debt securities
Taxable debt securities	213,820	2,437	4.62%	293,736	1,718	2.37%
Non-taxable debt securities (2)	2,687	38	5.74%	2,686	39	5.89%
Total debt securities	216,507	2,475	4.64%	296,422	1,757	2.40%
FHLB stock (5)	8,409	426	20.55%	8,409	185	8.92%
Total interest-earning assets	2,454,463	39,046	6.45%	2,227,923	34,533	6.29%

Non-interest-earning assets:
Cash and due from financial institutions	13,058			12,851
All other assets (3)	37,095			49,161
TOTAL ASSETS	$2,504,616			$2,289,935

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand deposits	$1,067,528	$8,260	3.14%	$956,994	$8,530	3.61%
Money market and savings	517,342	3,389	2.66%	385,434	2,871	3.02%
Time deposits	27,589	207	3.04%	60,282	558	3.75%
Non-reciprocal brokered deposits	4,567	43	3.82%	77,537	868	4.54%
Total interest-bearing deposits	1,617,026	11,899	2.98%	1,480,247	12,827	3.51%

Short-term borrowings	25,500	240	3.82%	170,111	1,911	4.56%
Subordinated debentures, net	21,997	399	7.36%	22,000	435	8.02%
Total interest-bearing liabilities	1,664,523	12,538	3.05%	1,672,358	15,173	3.68%

Non-interest-bearing liabilities:
Demand deposits	534,033			405,746
Accrued expenses and other liabilities	18,869			19,940
Shareholders' equity	287,191			191,891
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,504,616			$2,289,935

Net interest spread			3.40%			2.61%
Net interest income and margin (4)		$26,508	4.38%		$19,360	3.52%

Non-taxable equivalent net interest margin			4.38%			3.52%

Cost of deposits	$2,151,059	$11,899	2.24%	$1,885,993	$12,827	2.76%

(1) Non-performing loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred fees / (costs) of $252 thousand and $496 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(3) Including average allowance for credit losses on loans of $21.9 million and $18.8 million, respectively.
(4) Net interest margin is net interest income divided by total interest-earning assets.
(5) Includes a special FHLB dividend totaling $241 thousand for the three months ended March 31, 2026. Yield is annualized for the periods presented.
(6) Annualized for the periods presented.

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

Net interest income on a taxable equivalent basis for the three months ended March 31, 2026, was $26.5 million, an increase of $7.1 million, or 37%, compared to $19.4 million for the three months ended March 31, 2025. The increase in net interest income was primarily attributable to an increase in the balance of average loans and a decrease in interest expense. Additionally, the improvement in interest income was positively impacted by the repositioning of our available-for-sale securities portfolio during 2025.

Average interest-earning assets for the three months ended March 31, 2026 increased $226.5 million compared to the same period in 2025, which included increases of $292.0 million in average total loans and $14.5 million in average balances in interest-bearing deposits in banks, partially offset by a $79.9 million decrease in average debt securities. Average interest-bearing liabilities decreased $7.8 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a $144.6 million decrease in average short-term borrowings, a $73.0 million decrease in average non-reciprocal brokered deposits and a $32.7 million decrease in average time deposits, partially offset by increases of $110.5 million in average interest-bearing demand deposits and an increase of $131.9 million in average money market and savings. Average non-interest-bearing deposits for the three months ended March 31, 2026, increased to $534.0 million from $405.7 million for the same period in 2025.

Net interest margin for the three months ended March 31, 2026, was 4.38% compared to 3.52% for the same period in 2025. The increase was primarily driven by lower cost of deposits and lower rates and balances on short-term borrowings. Also contributing to the increase in net interest margin was the receipt of a special FHLB dividend totaling $241 thousand during the three months ended March 31, 2026. The FHLB dividend contributed 4 basis points to net interest margin for the three months ended March 31, 2026. Also positively impacting net interest margin in the first quarter of 2026 was the sale of low-yielding securities as part of the repositioning of our available-for-sale securities portfolio that took place during 2025.

The yield on total average loans of 6.68% for the three months ended March 31, 2026, declined 28 basis points compared to the same period in 2025, primarily driven by reductions in the prime rate. The yield on securities increased to 4.64% during the three months ended March 31, 2026, compared to 2.40% for the same period in 2025 due to the repositioning of our securities portfolio during 2025. The yield on interest-earning assets increased to 6.45% for the three months ended March 31, 2026, compared to 6.29% for the same period in 2025. The average cost of total deposits decreased to 2.24% for the three months ended March 31, 2026, from 2.76% for the same period in 2025, and total funding costs, including all deposits, short-term borrowings and subordinated debentures, decreased to 3.05% for the three months ended March 31, 2026, compared to 3.68% for the same period in 2025.

The average rate paid for short-term borrowings for the three months ended March 31, 2026, was 3.82% compared to 4.56% for the same period in 2025. Our short-term borrowings typically consist of overnight borrowings.

The following table shows the effect of the interest differential of volume and rate changes for the three months ended March 31, 2026 compared to the same period in 2025. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Three Months Ended
	March 31, 2026
	2026 vs. 2025
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
(In thousands)	Volume	Rate	Change
Interest income:
Loans, net of deferred fees	$4,810	$(1,266)	$3,544
Interest-bearing deposits in banks	131	(121)	10
Debt securities	(914)	1,632	718
FHLB stock	-	241	241
Interest expense:
Deposits
Interest-bearing demand deposits	855	(1,125)	(270)
Money market and savings	864	(346)	518
Time deposits	(245)	(106)	(351)
Non-reciprocal brokered deposits	(687)	(138)	(825)
Short-term borrowings	(1,361)	(310)	(1,671)
Subordinated debentures	-	(36)	(36)
Net interest income	$4,601	$2,547	$7,148

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

The provision for credit losses was $1.4 million for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The provision was higher in the first quarter of 2026 compared to the same period of 2025 primarily due to higher loan balances. The allowance for credit losses, including loans and unfunded commitments, as a percentage of outstanding loans was 1.07% and 1.14% at March 31, 2026 and 2025, respectively. See further discussion of the Provision for Credit Losses and Allowance for Credit Losses in “Financial Condition—Allowance for Credit Losses.”

The following table details the components of the Company's provision for credit losses for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Provision for credit losses
Provision for credit losses on loans	$1,433	$-
Provision for unfunded commitments	12	-
Total provision for credit losses	$1,445	$-

Non-interest Income

Non-interest income increased $296 thousand, or 25%, for the three months ended March 31, 2026, compared to the same period of 2025. The increase was primarily attributable to higher foreign exchange income and higher other income resulting from increased credit card interchange fee income. Partially offsetting the increase was a decrease in other investment income due to fair value marks on fund investments.

The following table reflects the major components of the Company’s non-interest income for the three months ended March 31, 2026 and 2025:

(In thousands)	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	Amount	Percent(1)
Service charges and fees	$821	$762	$59	8%
Foreign exchange income	363	220	143	65
Bank-owned life insurance income	106	90	16	18
Warrant and success fee income	3	-	3	NM
Other investment income	(22)	47	(69)	(147)
Other income	196	52	144	277
Total non-interest income	$1,467	$1,171	$296	25%

(1) NM - Comparisons from positive to negative values or to zero values are considered not meaningful.

Service charges and bank fees for the three months ended March 31, 2026, increased $59 thousand, or 8%, from the same period in 2025, primarily due to an increase in the number of client relationships.

During the three months ended March 31, 2026, foreign exchange income increased $143 thousand, or 65%, compared to the same period in 2025 as a result of the volume of transaction commissions. Foreign exchange income represents commissions earned on foreign exchange transactions, net of related commissions charged by our correspondent bank partners.

Other investment income for the three months ended March 31, 2026, decreased $69 thousand, compared to the same period in 2025 primarily due to fair value marks on fund investments.

Other income increased $144 thousand for the three months ended March 31, 2026, compared the same period in 2025 primarily driven by an increase in credit card interchange fee income.

Non-interest Expense

During the three months ended March 31, 2026, non-interest expense increased by $1.2 million, or 10%, to $14.1 million compared to the same period in 2025.The increase was driven by higher salaries and employee benefits expense, increased legal and professional fees and higher data processing expense, partially offset by a decrease in occupancy and equipment expense.

The following table reflects the major components of the Company’s non-interest expense for the three months ended March 31, 2026 and 2025:

(In thousands)	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	Amount	Percent
Salaries and employee benefits	$9,555	$9,097	$458	5%
Legal and professional fees	1,188	511	677	132
Data processing	799	615	184	30
Occupancy and equipment	790	996	(206)	(21)
Regulatory assessments	566	544	22	4
Business software and subscriptions	266	285	(19)	(7)
Director's fees and expenses	226	149	77	52
Correspondent bank charges	200	170	30	18
Travel and meals	121	107	14	13
Advertising and marketing	116	127	(11)	(9)
Other expense	255	241	14	6
Total non-interest expense	$14,082	$12,842	$1,240	10%

Salaries and employee benefits expense for the three months ended March 31, 2026, was $9.6 million, an increase of $458 thousand, or 5%, compared to the three months ended March 31, 2025. The increase was primarily driven by increased investment in personnel across the entire Bank. Full-time equivalent headcount totaled 154 at March 31, 2026 compared to 143 at March 31, 2025.

Legal and professional fees were $1.2 million for the three months ended March 31, 2026, an increase of $677 thousand compared to the same period in 2025. The increase was driven by higher credit-related legal and professional fees.

Data processing expense was $799 thousand, an increase of $184 thousand, or 30%, compared to the same period in 2025. The increase was due to higher transaction volume.

Occupancy and equipment expense totaled $790 thousand, reflecting a decrease of $206 thousand, or 21%, from the same period in 2025 due to lower rent expense at one of our loan production offices.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

Income tax expense was $3.4 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was 27.5% and 29.2%, respectively. The decrease compared to the first quarter of 2025 was primarily due to discrete tax benefits related to the vesting of equity awards.

Financial Condition

Total assets of the Company were $2.58 billion at March 31, 2026 and $2.57 billion at December 31, 2025. Loans increased $24.4 million compared to December 31, 2025, and were partially offset by decreases in cash and cash equivalents, the securities portfolio and other assets.

Loans

As of March 31, 2026, loans, net of deferred fees, totaled $2.17 billion compared to $2.15 billion at December 31, 2025. The increase from December 31, 2025, was primarily due to the increase in commercial real estate loans, partially offset by a decrease in commercial and industrial loans. The loan portfolio was comprised of approximately 48% and 49% of commercial and industrial loans at March 31, 2026 and December 31, 2025, respectively. Commercial real estate loans comprised 41% of our loans at March 31, 2026 compared to 40% at December 31, 2025. The loan portfolio information presented in this section should be read in conjunction with Note 3 — Loans and Note 4 — Allowance for Credit Losses on Loans of the consolidated financial statements.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution of each major loan type as of the dates indicated:

	March 31, 2026		December 31, 2025
(In thousands)	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$1,040,684	48%	$1,049,530	49%
Construction	200,272	9%	196,243	9%
Residential real estate	48,726	2%	45,669	2%
Commercial real estate	882,751	41%	854,342	40%
Consumer	413	0%	2,655	0%
Total outstanding loans, net of deferred fees	2,172,846		2,148,439
Allowance for credit losses on loans	(20,938)		(22,261)
Total loans, net of allowance for credit losses on loans	$2,151,908		$2,126,178

The following table shows the maturity distribution for total loans outstanding as of March 31, 2026:

	Contractual Loan Maturities at March 31, 2026

		After One	After Five
		Year	Years	After
	One Year	Through	Through	Fifteen
(In thousands)	or Less	Five Years	Fifteen Years	Years	Total
Commercial and industrial	$329,631	$540,660	$170,393	$-	$1,040,684
Construction	183,909	16,363	-	-	200,272
Residential real estate	6,393	27,504	14,829	-	48,726
Commercial real estate	82,966	212,574	587,211	-	882,751
Consumer	227	185	-	1	413
Total loans, net of deferred fees	$603,126	$797,286	$772,433	$1	$2,172,846

The principal balances of loans are indicated by both fixed and variable rate categories as of March 31, 2026 in the table below:

	March 31, 2026
	Fixed	Adjustable	Floating
(In thousands)	Interest Rates	Interest Rates	Interest Rates	Total
Commercial and industrial	$105,615	$64	$935,005	$1,040,684
Construction	31,017	-	169,255	200,272
Residential real estate	2,164	7,345	39,217	48,726
Commercial real estate	336,569	537,484	8,698	882,751
Consumer	411	-	2	413
Total loans, net of deferred fees	$475,776	$544,893	$1,152,177	$2,172,846

Commercial and industrial loans consist of financing for commercial purposes in various lines of businesses, including manufacturing, service industry and professional service areas. Commercial and industrial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guarantee of the business owners. Sponsor Finance loans are backed by well-known institutional funds/sponsors that have stepped up in distressed scenarios to provide follow-on capital and right-size bank debt. Our Venture Lending Division provides banking services to emerging growth technology companies that have received an infusion of equity capital from institutional investors such as venture capital and private equity firms. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Asset-Based Lending creates lending solutions that are designed to provide capital against assets such as accounts receivable and inventory. Our Corporate Banking division specializes in delivering customized commercial & industrial lending solutions to small to mid-sized privately held businesses across a wide range of industries in the Bay Area. These loans are primarily used for funding operations, expansions and acquisitions.

The following table presents the various product types of commercial and industrial loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(In thousands)	Amount	% of Loans	Amount	% of Loans
Sponsor finance	$310,544	14%	$303,303	14%
Venture	281,967	13%	273,887	13%
Asset-based lending (ABL)	193,874	9%	177,736	8%
Corporate Banking	136,274	6%	150,896	7%
Capital Call Lines (1)	66,284	3%	86,008	4%
Other	51,741	3%	57,700	3%
Total commercial and industrial loans, net of deferred fees	$1,040,684	48%	$1,049,530	49%

(1) Represents loans to non-depository financial institutions, primarily capital call loans to private equity funds.

As of March 31, 2026 and December 31, 2025, we had $882.8 million and $854.3 million, respectively, in commercial real estate loans representing 41% and 40% respectively, of our total loans. Our commercial real estate loans consist of commercial, multi-family and mixed-use property loans for investors and owner-users. Our commercial real estate loans are typically secured by multi-family, hotel/motel, retail, industrial, warehouse or other commercial properties. At March 31, 2026 and December 31, 2025, 21% and 20%, respectively, of our commercial real estate loans were for non-owner-occupied purposes. All commercial real estate loans were collateralized by properties in California as of March 31, 2026 and December 31, 2025.

The following table presents the components of commercial real estate loans as of the dates indicated:

	March 31, 2026		December 31, 2025
(In thousands)	Amount	% of Loans	Amount	% of Loans
Office	$147,619	7%	$147,708	7%
Retail	103,631	5%	86,309	4%
Hotel/motel	83,985	4%	78,566	4%
Industrial	67,712	3%	68,408	3%
Other	30,953	1%	26,505	1%
Warehouse	16,603	1%	16,611	1%
Total non-owner-occupied	$450,503	21%	$424,107	20%
Multi-family	268,057	12%	265,105	12%
Owner-occupied	164,191	8%	165,130	8%
Total commercial real estate, net of deferred fees	$882,751	41%	$854,342	40%

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned at March 31, 2026 or December 31, 2025. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well-secured and in process of legal collection. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Additionally, assets that have been restructured due to the borrower’s financial difficulties may also be classified as non-performing if the restructuring does not restore the asset to a performing status.

The following table presents information regarding the Company’s non-performing assets at the dates indicated:

	March 31,	December 31,
(In thousands)	2026	2025
Non-accrual loans
Commercial and industrial	$-	$5,088
Construction	16,323	19,414
Residential real estate	-	-
Commercial real estate	-	-
Consumer	-	-
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	16,323	24,502
Other real estate owned	-	-
Total non-performing assets	$16,323	$24,502

Non-performing assets to total assets	0.63%	0.95%
Non-performing loans to total loans	0.75%	1.14%

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents an amount that is intended to absorb the lifetime expected credit losses that may be sustained on outstanding loans at the balance sheet date. Additional information regarding the ACL evaluation can be found in Note 4 — Allowance for Credit Losses on Loans to our consolidated financial statements for the three months ended March 31, 2026 and 2025. The decrease in the ACL compared to December 31, 2025 was primarily due to the payoff of a $3.1 million construction loan that was non-performing and the charge-off of two commercial and industrial loans totaling $3.2 million. The individual reserve on the two commercial and industrial loans prior to them being charged-off was $1.2 million each.

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

The following table provides information on the activity within the allowance for credit losses on loans as of and for the periods indicated:

	For the Three Months Ended
	March 31,
(In thousands)	2026	2025
Allowance for credit losses on loans, beginning of period	$22,261	$18,679
Provision for credit losses on loans	1,433	-
Charge-offs
Commercial and industrial	(3,171)	-
Construction	-	-
Residential real estate	-	-
Commercial real estate	-	-
Consumer	-	-
Total charge-offs	(3,171)	-
Recoveries
Commercial and industrial	415	43
Construction	-	-
Residential real estate	-	-
Commercial real estate	-	-
Consumer	-	-
Total recoveries	415	43
Net charge-offs	(2,756)	43
Allowance for credit losses on loans, end of period	$20,938	$18,722

Average loans, net of deferred fees	2,150,688	1,858,716
Loans at the end of period, net of deferred fees	2,172,846	1,841,187
Net charge-offs to average loans (1)	0.52%	(0.01)%
Allowance for credit losses on loans to total loans	0.96%	1.02%
Allowance for credit losses on loans to non-performing loans	128.27%	1376.62%
Non-performing loans to total loans	0.75%	0.07%

(1) Charge-off ratios are annualized for the periods presented.

Provision for credit losses on loans was $1.4 million for the three months ended March 31, 2026 compared to $0 for the three months ended March 31, 2025 due to higher loan balances in the first quarter of 2026. The following table presents the allocation of the allowance for credit losses as of the dates indicated:

	March 31, 2026		December 31, 2025
(In thousands)	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$13,856	0.64%	$15,612	0.73%
Construction	2,233	0.10%	1,972	0.09%
Residential real estate	530	0.02%	494	0.02%
Commercial real estate	4,317	0.20%	4,150	0.19%
Consumer	2	0.00%	33	0.01%
Total	$20,938	0.96%	$22,261	1.04%

Credit Quality Indicators

We assign a risk rating to all loans and periodically perform detailed reviews of any such loans exhibiting variances in expected payment and/or financial performance to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by us and by our regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. We individually rate loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, rating agency information, LTV (loan-to-value) ratios, collateral, collection experience, and other internal metrics. Additional information on our risk ratings can be found in Note 1 — Summary of Significant Accounting Policies to our consolidated financial statements for the year ended December 31, 2025.

Debt Securities

Debt securities available-for-sale totaled $210.6 million at March 31, 2026, compared to $218.2 million at December 31, 2025. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. At March 31, 2026, debt securities available-for-sale had a net unrealized loss of $1.8 million compared to a net unrealized loss of $328 thousand at December 31, 2025. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuates. Management evaluated all available-for-sale securities in an unrealized loss position at March 31, 2026 and December 31, 2025, and concluded no impairment existed at the balance sheet dates.

Our investments provide a source of liquidity as they can be pledged to support borrowed funds or can be liquidated to generate cash proceeds. The investment portfolio is also a resource to us in managing interest rate risk, as the maturity and interest rate characteristics of this asset class can be changed to match changes in the loan and deposit portfolios. We consider available-for-sale security interest rate sensitivity as part of total interest rate risk management. For further discussion, see sub-section entitled “— Interest Rate Sensitivity and Market Risk.” The majority of our available-for-sale investment portfolio is comprised of mortgage-backed securities (MBSs) that are either issued or guaranteed by U.S. government agencies or government-sponsored enterprises (GSEs).

The following table reflects the amortized cost and fair market values for the total portfolio of investments in our securities portfolio March 31, 2026 and December 31, 2025. As of the dates indicated, none of our debt securities were classified as held-to-maturity.

	March 31, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury securities and obligations of U.S. government agencies	$425	$406	$478	$458
Commercial mortgage-backed securities	5,448	5,402	5,454	5,430
Residential mortgage-backed securities	201,783	200,132	207,847	207,552
U.S. states and political subdivisions	4,710	4,643	4,709	4,720
Total available-for-sale securities	$212,366	$210,583	$218,488	$218,160

As of March 31, 2026, the weighted average life of the Bank’s securities was 5.0 years, and the effective duration was 3.5 years, compared to a weighted average life of 4.8 years and effective duration of 3.5 years as of December 31, 2025.

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

	March 31, 2026
			Due after one year through		Due after five years through
	Due less than one year		five years		ten years		Due after ten years		Total
	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA
(In thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
U.S. Treasury securities and obligations of U.S. government agencies	$-	-	$-	-	$425	2.43%	$-	-	$425	2.43%
Commercial mortgage-backed securities	-	-	1,010	3.73	-	-	4,438	4.88	5,448	4.66
Residential mortgage-backed securities	-	-	-	-	-	-	201,783	4.49	201,783	4.49
U.S. states and political subdivisions	-	-	-	-	-	-	4,710	5.61	4,710	5.61
Total available-for-sale securities	$-	-	$1,010	3.73%	$425	2.43%	$210,931	4.53%	$212,366	4.55%

(1) Weighted average yields are computed based on the amortized cost of the individual underlying securities.

Deposits

Our deposits are primarily generated through our bankers’ commercial banking relationships. Many of our business clients maintain liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

We participate in a reciprocal deposits network to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee equal to our reciprocal deposits balances multiplied by an annualized rate. The reciprocal deposit placement fee represents an additional cost that is not incurred with traditional deposit accounts and is factored into our overall cost of deposits. Our participation in the reciprocal deposit network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the network in the future. See "Risk Factors —We participate in reciprocal deposit networks to provide additional FDIC deposit insurance coverage to support our clients and to efficiently manage our balance sheet and liquidity position” in our Annual Report on Form 10-K for the year ended December 31, 2025. In particular, under FDIC regulations, qualifying reciprocal deposits which do not exceed 20% of the liabilities of the Bank may be excluded from being classified as brokered deposits. As of March 31, 2026 and December 31, 2025, our total reciprocal interest-bearing checking deposits totaled $902.1 million and $929.8 million, respectively. As a result, as of March 31, 2026 and December 31, 2025, an additional $447.6 million and $475.4 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general 20% cap.

At both March 31, 2026 and December 31, 2025, approximately 26% of our deposits were in non-interest-bearing demand deposits. The balance of our deposits at March 31, 2026 and December 31, 2025, were held in interest-bearing checking, savings and money market accounts, time and non-reciprocal brokered deposits. Approximately 71% and 73% of total deposits were held in interest-bearing checking, money market and savings deposit accounts at March 31, 2026 and December 31, 2025, respectively, which provide our clients with interest and liquidity. Time and non-reciprocal brokered deposits comprised the remaining 3% and 1% of our deposits at March 31, 2026 and December 31, 2025, respectively.

Information concerning average balances and rates paid on deposits by deposit type is contained in the Distribution, Yield and Rate Analysis of Net Income table located in the previous section entitled “Results of Operations—Net Interest Income.” The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

	March 31, 2026
(In thousands)	Balance	% of Total
Non-interest-bearing demand	$577,101	26%
Interest-bearing checking	1,036,178	47%
Money market and savings	519,059	24%
Time	28,521	1%
Non-reciprocal brokered (1)	38,460	2%
Total deposits	$2,199,319	100%

	December 31, 2025
(In thousands)	Balance	% of Total
Non-interest-bearing demand	$556,972	26%
Interest-bearing checking	1,069,272	49%
Money market and savings	532,149	24%
Time	27,680	1%
Non-reciprocal brokered (1)	-	0%
Total deposits	$2,186,073	100%

(1) FDIC regulations impose a general cap on reciprocal deposits that may be exempt from brokered deposits classification equal to 20% of the Bank's total liabilities. As of March 31, 2026 and December 31, 2025, an additional $447.6 million and $475.4 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap, respectively.

At March 31, 2026 and at December 31, 2025, the Company had two deposit relationships, one a 1031 exchange intermediary service and the other a software company in our Venture Lending Division, that exceeded 5% of total deposits. Totaling $225.0 million at March 31, 2026 and $228.7 million at December 31, 2025, together they represented 10% of total deposits for both periods. FDIC deposit insurance covers $250,000 per depositor (subject to the rules and regulations of the FDIC), per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $924.1 million and $915.5 million as of March 31, 2026 and December 31, 2025, respectively, representing approximately 42% of our total deposit portfolio as of both March 31, 2026 and December 31, 2025.

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater as of March 31, 2026.

	March 31, 2026
		Greater Than
	Less than	(or Equal To)
(In thousands)	$250,000	$250,000	Total
Remaining maturity:
Three months or less	$5,500	$10,255	$15,755
Over three through six months	1,071	2,124	3,195
Over six through twelve months	1,056	5,094	6,150
Over twelve months	27	3,394	3,421
	$7,654	$20,867	$28,521

Borrowings

The Bank has several supplementary funding sources, including a secured line of credit with the Federal Home Loan Bank of San Francisco (“FHLB”) and various available unsecured lines of credit with correspondent banks. The Bank's wholesale funding was 4% of total assets at March 31, 2026, compared to 2% at December 31, 2025.

The following table summarizes our borrowings as of the periods indicated.

(In thousands)	March 31, 2026	December 31, 2025
Federal funds lines of credit	$55,000	$60,000
Federal Home Loan Bank advances	-	-
Subordinated notes, net	22,000	22,000
Total	$77,000	$82,000

Other Short-Term Borrowings

The Company had unsecured Federal Funds lines of credit from correspondent banks totaling $209.0 million at March 31, 2026 and $206.0 million at December 31, 2025, with outstanding balances of $55.0 million and $60.0 million as of March 31, 2026 and December 31, 2025, respectively. The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window with a borrowing capacity of $981.0 million and $853.9 million as of March 31, 2026 and December 31, 2025, respectively. There were no borrowings outstanding under this arrangement at March 31, 2026 and December 31, 2025.

Federal Home Loan Bank Advances

The Bank has a secured line of credit with the FHLB, which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged multi-family and commercial real estate loans within the Bank’s loan portfolio to establish credit availability. As of March 31, 2026, the secured line of credit had no outstanding balance and $548.7 million in remaining borrowing capacity. At December 31, 2025, the secured line of credit had no outstanding balance and $530.0 million in remaining borrowing capacity.

Long-Term Debt

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of December 30, 2029, and are currently redeemable, subject to certain conditions. The subordinated notes bear interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The interest rate as of March 31, 2026 was 7.29%. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the statement of financial condition, the subordinated notes are carried net of debt issuance costs, and these were fully amortized as of December 31, 2024.

Liquidity and Capital Resources

Liquidity Management

Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. The liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of March 31, 2026 and December 31, 2025, our reported liquidity ratios were 15.3% and 15.9%, respectively.

We maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. As of March 31, 2026, we had remaining borrowing capacity totaling $548.7 million and $981.0 million with the FHLB and Federal Reserve, respectively. The Bank maintains unsecured lines of credit with correspondent banks that provide combined availability of $209.0 million and $206.0 million at March 31, 2026 and December 31, 2025. Outstanding balances on these unsecured lines of credit as of March 31, 2026 and December 31, 2025, totaled $55.0 million and $60.0 million, respectively.

In addition to these sources of liquidity, we also utilize the ICS® network for One-Way Buy® deposits. One-Way Buy® deposits involve receiving deposits from other banks’ clients through the ICS® network. This mechanism can provide an additional source of liquidity by allowing us to increase our deposits without reciprocating. At March 31, 2026 and December 31, 2025, One-Way Buy® deposits totaled $4.5 million and $0, respectively.

As an intermediate source of liquidity, we may sell AFS securities or allow AFS securities to mature without reinvestment in the securities portfolio. As of March 31, 2026 and December 31, 2025, our AFS securities portfolio had a fair value of $210.6 million and $218.2 million, respectively, and an amortized cost of $212.4 million and $218.5 million, respectively. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell including the marketability of the bonds, current prices and estimated losses.

Our liquidity management framework distinguishes between primary liquidity sources, which are expected to fund routine balance sheet needs under normal operating conditions, and secondary liquidity sources, which provide additional capacity during periods of asset growth, deposit volatility, or market stress. Our primary sources of liquidity mainly consist of customer deposits and cash balances due from other financial institutions, such as the Federal Reserve. Overnight unsecured borrowed funds are also intentionally used by management to routinely supplement deposits and fund asset growth under normal operating conditions. Secondary sources of liquidity include unencumbered investment securities, brokered deposits and other borrowed funds such as FHLB advances and the FRB discount window.

Non-reciprocal brokered deposits are used as a supplemental funding source to support loan growth, manage balance sheet liquidity, and maintain funding diversification. These deposits generally have contractual maturities and predictable repricing characteristics, which can aid in cash flow planning and interest rate risk management. Management does not rely on brokered deposits as a primary source of day‑to‑day liquidity but utilizes them opportunistically to complement customer deposit funding, particularly when core deposit growth does not fully align with asset growth or when market conditions make such funding cost‑effective. As of March 31, 2026, non-reciprocal brokered deposits totaled $38.5 million, representing 2% of total deposits, compared to $0, as of December 31, 2025.

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

The Bank’s Asset/Liability Committee (ALCO) of the Board typically reviews the current liquidity position and projected liquidity scenarios, including stressed scenarios, at its quarterly meetings. The ALCO seeks to ensure that measurement systems are designed to identify and quantify the Bank’s liquidity exposure, and that reporting systems and practices are intended to communicate relevant information about the level and sources of that exposure. Management is responsible for implementing board-approved policies, strategies, and procedures, and for monitoring liquidity on both a daily and long-term basis. For additional information on liquidity risk management, see the section titled, "Risk Framework — Liquidity Risk" found elsewhere in this Form 10-Q.

Capital Resources

Capital adequacy is generally considered an important indicator of financial stability and performance. Our objectives include maintaining capitalization at levels that we believe are sufficient to support asset growth and to promote confidence among our depositors, investors, and regulators. We recognize that robust capital management practices are integral to addressing various financial and operational challenges, which may include managing credit risk, liquidity risk, balance sheet growth, new products, regulatory changes and competitive pressures. Our Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including but not limited to, the need for raising additional capital (whether in the form of debt and/or equity), replacing existing capital, or returning capital to our shareholders whether through dividends and/or share repurchases.

The Company announced a stock repurchase program on November 25, 2020, authorizing the repurchase of up to 5% or 307,780 shares of the Company’s then outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. During the three months ended March 31, 2026, the Company repurchased 25,000 shares of its common stock for $693 thousand at an average price of $27.69 per share under the publicly announced stock repurchase program. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. An aggregate of 257,433 shares remain available for repurchase under the Company’s stock repurchase program. There is no obligation on the part of the Company to repurchase any shares of its common stock and there can be no assurance that any future share repurchases will be made.

Shareholders’ equity as of March 31, 2026, was $288.4 million, an increase of $7.5 million, or 3%, compared to $281.0 million as of December 31, 2025. The increase included an increase in retained earnings of 9.0 million, partially offset by an increase in unrealized losses on AFS securities in accumulated other comprehensive loss of $1.0 million. Book value per share as of March 31, 2026 and December 31, 2025, was $26.33 and $25.66, respectively.

Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk-based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of March 31, 2026 and December 31, 2025, respectively, 7.8% and 8.0% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the relevant quarter.

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

	Consolidated
	March 31, 2026		December 31, 2025
(In thousands)	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$321,315	12.85%	$313,481	12.57%
Tier 1 risk-based capital ratio	284,814	11.39%	275,669	11.05%
Common equity tier 1 capital ratio	284,814	11.39%	275,669	11.05%
Tier 1 leverage ratio	284,814	11.39%	275,669	11.23%

	Bank
	March 31, 2026		December 31, 2025
(In thousands)	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$319,359	12.80%	$309,703	12.45%
Tier 1 risk-based capital ratio	296,059	11.87%	285,091	11.46%
Common equity tier 1 capital ratio	296,059	11.87%	285,091	11.46%
Tier 1 leverage ratio	296,059	11.88%	285,091	11.65%

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

The following is a summary of our off-balance sheet commitments outstanding as of the dates indicated. The Bank has some commitments that are unconditionally cancellable at our discretion and these amounts are not included in the table below:

(In thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$692,031	$688,115
Standby letters of credit	19,561	19,168

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

Contractual Obligations

The following table presents, as of March 31, 2026, our significant contractual obligations to third parties on debt and lease agreements and service obligations:

	March 31, 2026
		After One	After Two
	One Year	Year Through	Years Through	After
(In thousands)	or Less	Two Years	Five Years	Five years	Total
Time deposits (1)	$25,100	$1,262	$2,159	$-	$28,521
Subordinated debentures (1)	-	-	22,000	-	22,000
Operating leases, net	2,018	3,270	1,210	-	6,498
Significant contracts (2)	1,305	2,304	1,060	-	4,669
Total	$28,423	$6,836	$26,429	$-	$61,688

(1) Amounts exclude interest.

(2) We have a significant, long-term contract for core processing services. Actual obligation is dependent on certain factors including volume and activity. For purposes of this disclosure, future obligations are estimated using 2026 expenses extrapolated over the remaining contract life.

We believe that we will be able to meet our contractual obligations as they come due. Adequate cash levels are expected through profitability, repayments from loans and securities, deposit gathering activity and access to borrowing sources.

Risk Framework

We have established a risk appetite framework as part of our overall risk management policies to define the type and amount of risk we are willing to accept, while balancing the needs of all stakeholders. The risk appetite framework is developed in accordance with industry practice and regulatory expectations. It is reviewed and approved annually by the Risk Oversight Committee and the Audit Committee and ratified by the Board. The framework covers seven (7) major risk categories: (i) operational risk; (ii) strategic risk; (iii) credit risk; (iv) liquidity risk; (v) technology risk; (vi) compliance risk (vii) interest rate sensitivity risk.

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

Our loan-to-deposit ratio at March 31, 2026 and December 31, 2025, was 98.8% and 98.3%, respectively. As of March 31, 2026 and December 31, 2025, the Company had cash of $149.0 million and $154.6 million, respectively, and total other liquidity sources, including available borrowing capacity and unpledged debt securities of approximately $1.88 billion and $1.80 billion, respectively. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits were approximately 220% and 213%, respectively.

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

	Estimated Change in Net Interest Income
Change in interest rates (basis points)	March 31, 2026	December 31, 2025
+400	16.27%	16.65%
+300	12.09	12.37
+200	7.85	8.01
+100	3.75	3.76
-100	(1.57)	(1.41)
-200	(1.64)	(1.35)
-300	(0.37)	(0.19)
-400	1.48	0.86

We expect net interest income to benefit from an increase in interest rates as the rates on interest earning assets reprice at a faster pace than the rate on interest bearing liabilities. As rates decrease, net interest income is negatively impacted as the rates on interest earning assets reprice lower at a faster pace than the rates on interest bearing liabilities. The decrease in net interest income is offset by the benefits from the floor rates on our floating rate loans. At March 31, 2026, approximately 19% of our floating rate loans were at their floor rate. As rates decrease, a larger percentage of the coupon on our floating rate loans will be at the floor rate. If rates decrease 100 basis points, 70% of our floating rate loans will be at their floor rate, and if rates decrease 400 basis points, 84% will be at their floor rate.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the financial services industry. It is management’s opinion that accounting estimates covering certain aspects of the Company’s business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates. We believe that the estimates most susceptible to significant change in the near term relate to determining the allowance for credit losses on loans. See Note 1 – Basis of Presentation to our consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2025 for all our accounting policies, including these identified critical accounting estimates.

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

●

Commercial and industrial loans consist of working capital and term loans which are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators which are closely correlated to the credit quality of these loans.

●

Asset-based loans are generally made against accounts receivable and inventory to companies generating consistent sales without yet having reached consistent profitability. As such, these loans are more collateral focused and are primarily subject to the risks of collecting and liquidating the collateral.

●

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

●

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

●

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

●

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

●

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

●

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

●

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

●

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information required by this item is set forth in Note 9 – Commitments and Contingencies – Contingencies in the Notes to the Consolidated Financial Statements (Unaudited) in Part I. Item 1. of this quarterly report, which is incorporated by reference.

Item 1A. Risk Factors

Except as described below, there have been no other material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 18, 2026. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect us.

Our Exposure to Software‑as‑a‑Service Borrowers Subjects Us to Risks From Rapid Developments in Artificial Intelligence

We maintain lending relationships with software and technology-enabled companies, including those operating under software‑as‑a‑service (“SaaS”) business models. While SaaS borrowers represent approximately 8% of our total loan portfolio, their operating results and credit profiles may be more sensitive to rapid technological change than those of borrowers in more established industries. In particular, ongoing advances in artificial intelligence (“AI”), including generative AI and automation technologies, may adversely affect the competitive position, revenue stability, and long‑term viability of certain SaaS borrowers.

AI developments may increase competitive intensity by lowering barriers to entry, accelerating product commoditization, and enabling customers or third‑party platforms to replicate or replace functionality traditionally provided by standalone software vendors. These pressures may result in pricing compression, higher customer churn, increased research and development costs, or reduced demand for certain software products. Smaller or less diversified SaaS companies, including those that rely on a limited number of products, customers, or end‑markets, may be less able to adapt quickly to these changes.

As a lender, we do not control our borrowers’ business strategies, product development timelines, or ability to successfully incorporate AI into their offerings. To the extent that AI‑related disruption adversely affects a borrower’s revenues, margins, or access to capital, its cash flows and ability to service debt obligations to us could be impaired. These risks may be amplified during periods of economic uncertainty or tightening financial conditions, when SaaS companies may have reduced access to external financing or equity capital.

While we seek to manage these risks through underwriting standards, portfolio diversification, borrower monitoring, and ongoing credit reviews that consider technological and industry developments, the pace and scope of AI‑driven change remain uncertain. Technological disruption may occur more rapidly or in ways that are difficult to anticipate, which could limit the effectiveness of our risk management practices. A sustained deterioration in the financial condition of certain SaaS borrowers could result in increased nonperforming loans, charge‑offs, or provisions for credit losses and could adversely affect our business, earnings and financial condition.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

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

During the three months ended March 31, 2026, the Company repurchased 25,000 shares of its common stock for $693 thousand at an average price of $27.69 per share under the publicly announced stock repurchase program as described in the table below.

In connection with income tax withholding obligations related to the vesting of restricted stock, the grantees may surrender awards necessary to cover the statutory tax withholding requirements. Such shares remitted to settle employee tax withholding obligations related to the vesting of restricted stock awards are not part of the publicly announced stock repurchase program.

The following table provides information about shares of our Common Stock that were repurchased under our publicly announced stock repurchase program as well as shares surrendered during the quarter ended March 31, 2026 to settle employee tax withholding obligations related to the vesting of restricted stock awards.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share(1)	Announced Plans or Programs	Under the Plans or Programs
January 1, 2026 to January 31, 2026	3,254	$26.19	-	282,433
February 1, 2026 to February 28, 2026	17,041	29.74	-	282,433
March 1, 2026 to March 31, 2026	27,400	28.06	25,000	257,433
Total	47,695	$27.99	25,000	257,433

(1) During the three months ended March 31, 2026, 22,695 shares of Common Stock were acquired by the Company to satisfy tax withholding obligations in connection with the vesting of restricted shares of Common Stock. The value of such shares of Common Stock remitted to the Company was based on the closing price of the Company's Common Stock on the applicable withholding date. These purchases were not included within the Company's publicly announced share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Avidbank Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 filed with the Form S-1 filed by the Registrant on July 18, 2025)
3.2	Third Amended and Restated Bylaws of Avidbank Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 filed with the Form S-1 filed by the Registrant on July 18, 2025)
4.1	Form of Certificate of Common Stock of Avidbank Holdings, Inc. (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on August 4, 2025)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **
**	Furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document contained in Exhibit 101)

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

Date: May 13, 2026