Form 10-Q
period 2026-06-30
Avidbank Holdings, Inc.
filed 2026-08-12
CIK 1443575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 10,983,480 shares of common stock, no par value per share (the “Common Stock”), outstanding.

AVIDBANK HOLDINGS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except per share data)	June 30, 2026	December 31, 2025

ASSETS
Cash and due from financial institutions	$13,897	$7,942
Due from Federal Reserve Bank and interest-bearing deposits in other financial institutions	146,012	146,627
Total cash and cash equivalents	159,909	154,569
Debt securities available-for-sale, at fair value (amortized cost $234,947 and $218,488, net of allowance for credit losses of $0 and $0)	232,196	218,160
Loans, net of allowance for credit losses on loans of $21,501 and $22,261	2,202,618	2,126,178
Federal Home Loan Bank stock, at cost	8,409	8,409
Premises and equipment, net	1,151	1,526
Cash surrender value of bank-owned life insurance policies	11,443	13,045
Accrued interest receivable and other assets	44,714	47,756
Total assets	$2,660,440	$2,569,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$568,509	$556,972
Interest-bearing	1,753,439	1,629,101
Total deposits	2,321,948	2,186,073
Short-term borrowings	-	60,000
Subordinated debentures, net	22,000	22,000
Accrued interest payable and other liabilities	20,307	20,591
Total liabilities	2,364,255	2,288,664
Commitments and contingent liabilities (Note 9)
Shareholders' equity
Preferred stock - no par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock - no par value; 25,000,000 shares authorized; 10,982,764 and 10,947,967 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	170,284	169,990
Retained earnings	127,818	111,150
Accumulated other comprehensive loss, net of taxes	(1,917)	(161)
Total shareholders' equity	296,185	280,979
Total liabilities and shareholders' equity	$2,660,440	$2,569,643

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest income
Interest and fees on loans	$36,484	$32,967	$71,913	$64,852
Taxable debt securities	2,529	1,673	4,964	3,391
Tax-exempt debt securities	30	30	61	61
Federal Home Loan Bank dividends	20	181	446	366
Other interest income	864	793	1,581	1,499
Total interest income	39,927	35,644	78,965	70,169
Interest expense
Interest on deposits	12,640	13,669	24,539	26,496
Interest on short-term borrowings	196	1,242	436	3,153
Interest on subordinated debentures	410	443	809	878
Total interest expense	13,246	15,354	25,784	30,527
Net interest income	26,681	20,290	53,181	39,642
Provision for credit losses	2,789	925	4,234	925
Net interest income after provision for credit losses	23,892	19,365	48,947	38,717
Non-interest income
Service charges and fees	851	840	1,672	1,602
Foreign exchange income	340	196	703	416
Bank-owned life insurance income (1)	1,497	93	1,603	183
Credit card income	113	150	214	197
Warrant and success fee income	64	273	67	273
Other investment income	79	(23)	57	24
Other income	106	9	201	14
Total non-interest income	3,050	1,538	4,517	2,709
Non-interest expense
Salaries and employee benefits	9,563	8,978	19,117	18,075
Legal and professional fees	897	715	2,086	1,226
Data processing	787	759	1,586	1,374
Occupancy and equipment	777	759	1,567	1,755
Regulatory assessments	515	420	1,082	964
Other operating expenses	3,934	978	5,118	2,057
Total non-interest expense	16,473	12,609	30,556	25,451
Income before provision for income taxes	10,469	8,294	22,908	15,975
Provision for income taxes	2,822	2,497	6,240	4,742
Net income	$7,647	$5,797	$16,668	$11,233

Net income per common share data
Basic earnings per common share	$0.72	$0.77	$1.57	$1.50
Diluted earnings per common share	0.71	0.75	1.55	1.46

Weighted average shares - basic	10,607,949	7,534,264	10,604,445	7,511,285
Weighted average shares - diluted	10,776,924	7,686,385	10,775,066	7,684,976

(1) Includes $1.3 million in income related to bank-owned life insurance (“BOLI”) death benefits for the three and six months ended June 30, 2026.

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$7,647	$5,797	$16,668	$11,233

Other comprehensive income, before tax
Unrealized gains on securities:
Unrealized holdings (losses) / gains	(968)	2,180	(2,423)	9,191
	(968)	2,180	(2,423)	9,191
Derivative instruments designated as cash flow hedges:
Unrealized holdings (losses) / gains on derivatives	(10)	20	(20)	41
Other comprehensive (loss) / income, before tax	(978)	2,200	(2,443)	9,232

Tax effect	268	(966)	687	(3,019)
Total other comprehensive (loss) / income, after tax	(710)	1,234	(1,756)	6,213
Comprehensive income	$6,937	$7,031	$14,912	$17,446

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
(In thousands)	Shares	Amount	Earnings	(Loss) / Income	Equity
Balance, March 31, 2026	10,955,167	$169,474	$120,171	$(1,207)	$288,438
Net income	-	-	7,647	-	7,647
Other comprehensive loss	-	-	-	(710)	(710)
Restricted stock issued, net of forfeitures	27,746	-	-	-	-
Restricted stock surrendered for tax withholding upon vesting	(149)	(4)	-	-	(4)
Stock-based compensation	-	814	-	-	814
Balance, June 30, 2026	10,982,764	$170,284	$127,818	$(1,917)	$296,185

Balance, December 31, 2025	10,947,967	$169,990	$111,150	$(161)	$280,979
Net income	-	-	16,668	-	16,668
Other comprehensive loss	-	-	-	(1,756)	(1,756)
Restricted stock issued, net of forfeitures	82,641	-	-	-	-
Restricted stock surrendered for tax withholding upon vesting	(22,844)	(664)	-	-	(664)
Repurchase of common stock	(25,000)	(693)	-	-	(693)
Stock-based compensation	-	1,651	-	-	1,651
Balance, June 30, 2026	10,982,764	$170,284	$127,818	$(1,917)	$296,185

Balance, March 31, 2025	7,912,184	$106,839	$136,139	$(46,359)	$196,619
Net income	-	-	5,797	-	5,797
Other comprehensive income	-	-	-	1,234	1,234
Restricted stock issued, net of forfeitures	11,863	-	-	-	-
Restricted stock surrendered for tax withholding upon vesting	(101)	(2)	-	-	(2)
Stock-based compensation	-	771	-	-	771
Balance, June 30, 2025	7,923,946	$107,608	$141,936	$(45,125)	$204,419

Balance, December 31, 2024	7,906,761	$106,997	$130,703	$(51,338)	$186,362
Net income	-	-	11,233	-	11,233
Other comprehensive income	-	-	-	6,213	6,213
Restricted stock issued, net of forfeitures	59,348	-	-	-	-
Restricted stock surrendered for tax withholding upon vesting	(42,163)	(980)	-	-	(980)
Stock-based compensation	-	1,591	-	-	1,591
Balance, June 30, 2025	7,923,946	$107,608	$141,936	$(45,125)	$204,419

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2026	2025
Operating activities
Net income	$16,668	$11,233
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,234	925
Depreciation, amortization and accretion	28	760
Increase in deferred loan origination fees, net	44	(245)
Earnings on bank-owned life insurance policies	(1,603)	(183)
Repayment of operating lease liabilities	1,108	1,175
Stock-based compensation expense	1,651	1,591
Net decrease (increase) in accrued interest receivable and other assets	2,601	(2,710)
Net decrease in accrued interest payable and other liabilities	(624)	(1,876)
Net cash provided by operating activities	24,107	10,670

Investing activities
Purchase of available-for-sale debt securities	(30,329)	(1,944)
Proceeds from paydowns/maturities of available-for-sale debt securities	14,226	14,585
Proceeds from the death benefit of bank-owned life insurance policies	3,205	-
Net increase in loans	(80,378)	(46,477)
Purchase of premises and equipment	(9)	(58)
Net cash used in investing activities	(93,285)	(33,894)

Financing activities
Net increase in deposits	135,875	111,426
Restricted stock issued, net	(664)	(980)
Repurchase of common stock	(693)	-
Net (repayment) / proceeds from overnight borrowings	(60,000)	5,000
Net (repayment) / proceeds from Federal Home Loan Bank borrowings	-	(45,000)
Net cash provided by financing activities	74,518	70,446

Net change in cash and cash equivalents	5,340	47,222

Cash and cash equivalents at beginning of period	154,569	82,701
Cash and cash equivalents at end of period	$159,909	$129,923

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$25,493	$31,222
Income taxes, net of refunds	1,880	4,601
Supplemental non-cash disclosures:
Recording of right-of-use assets in exchange for lease liabilities	$-	$439
Change in unrealized losses / (gains) on available-for-sale debt securities, net of tax	1,736	(6,172)

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

Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on the Company’s Form 10-K (File No. 001-42792).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The allowance for credit losses for loans and unfunded commitments and taxes are particularly susceptible to significant change.

Issued Accounting Standards

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

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments — Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the population of acquired financial assets subject to the gross-up approach for accounting for credit losses. This ASU introduces the concept of purchased seasoned loans and requires certain acquired loans that have not experienced significant credit deterioration since origination to be accounted for using the gross-up approach. The amendments clarify initial and subsequent measurement, including recognition of an allowance for credit losses at acquisition with an offsetting gross-up to the purchase price, and require purchased seasoned loans to follow the same interest income recognition model as originated financial assets. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods, with early adoption permitted. The amendments must be applied prospectively to loans acquired on or after the adoption date. This ASU is not expected to have a material impact on our consolidated financial statements.

NOTE 2 – DEBT SECURITIES

The Company did not hold securities classified as trading or held-to-maturity as of  June 30, 2026 or December 31, 2025. The amortized cost and estimated fair value of available-for-sale debt securities as of  June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$424	$-	$(21)	$403
Commercial mortgage-backed securities	16,025	-	(172)	15,853
Residential mortgage-backed securities	213,786	114	(2,686)	211,214
U.S. states and political subdivisions	4,712	51	(37)	4,726
Total available-for-sale	$234,947	$165	$(2,916)	$232,196

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$478	$-	$(20)	$458
Commercial mortgage-backed securities	5,454	3	(27)	5,430
Residential mortgage-backed securities	207,847	340	(635)	207,552
U.S. states and political subdivisions	4,709	72	(61)	4,720
Total available-for-sale	$218,488	$415	$(743)	$218,160

Net unrealized losses on available-for-sale debt securities totaling ($2.0 million) were recorded as accumulated other comprehensive loss, net of tax of $781 thousand, within shareholders' equity as of  June 30, 2026. Net unrealized losses on available-for-sale debt securities totaling ($234 thousand) were recorded as accumulated other comprehensive loss, net of tax of $94 thousand, within shareholders' equity as of  December 31, 2025.

During the three and six months ended June 30, 2026, the Company purchased $30.3 million of available-for-sale debt securities with an average yield of 5.17% and a duration of 3.19 years. During the three and six months ended June 30, 2026, there were no sales or calls of debt securities and no gains realized or losses recognized. There were no transfers between investment categories during the three and six months ended June 30, 2026 and 2025.

Debt securities with unrealized losses as of  June 30, 2026 and December 31, 2025 are summarized and classified according to the duration of the loss period as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
June 30, 2026	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$-	$-	$403	$(21)	$403	$(21)
Commercial mortgage-backed securities	15,854	(172)	-	-	15,854	(172)
Residential mortgage-backed securities	168,811	(2,461)	1,750	(225)	170,561	(2,686)
U.S. states and political subdivisions	-	-	896	(37)	896	(37)
Total available-for-sale	$184,665	$(2,633)	$3,049	$(283)	$187,714	$(2,916)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$-	$-	$458	$(20)	$458	$(20)
Commercial mortgage-backed securities	3,441	(20)	1,004	(7)	4,445	(27)
Residential mortgage-backed securities	103,636	(437)	1,798	(198)	105,434	(635)
U.S. states and political subdivisions	1,004	-	871	(61)	1,875	(61)
Total available-for-sale	$108,081	$(457)	$4,131	$(286)	$112,212	$(743)

As of  June 30, 2026, the Company held 3 securities available-for-sale, which were in a loss position for greater than 12 months. Management believes the unrealized losses on the Company’s debt securities were caused by interest rate changes. The contractual cash flows of those investments are generally guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. As of June 30, 2026, the Company did not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. No credit impairment was recorded for those securities in an unrealized loss position for the three and six months ended June 30, 2026 or December 31, 2025, and there was no allowance for credit losses on securities available-for-sale recorded as of June 30, 2026 or December 31, 2025.

The amortized cost and estimated fair value of available-for-sale debt securities as of  June 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through 10 years	424	403
Due after 10 years	4,712	4,726
	5,136	5,129
Debt securities not due at a single maturity date: mortgage-backed securities	229,811	227,067
Total available-for-sale	$234,947	$232,196

Debt securities with fair values of $9.9 million and $8.9 million were pledged as of  June 30, 2026 and December 31, 2025, respectively, toward certain letters of credit. No debt securities were pledged to secure public deposits as of  June 30, 2026 or December 31, 2025.

NOTE 3 – LOANS

Outstanding loans are summarized below:

(In thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$1,111,610	$1,049,530
Construction	164,200	196,243
Residential real estate	38,007	45,669
Commercial real estate	909,932	854,342
Consumer	370	2,655
Total outstanding loans, net of deferred fees	2,224,119	2,148,439
Allowance for credit losses on loans	(21,501)	(22,261)
Total loans, net of allowance for credit losses on loans	$2,202,618	$2,126,178

From time to time, the Bank pledges loans as collateral under a short-term borrowing arrangement through the Discount Window of the Federal Reserve Bank. The Bank has pledged a total of $1.12 billion and $972.7 million of loans for borrowing capacity of $977.5 million and $853.9 million as of  June 30, 2026 and December 31, 2025, respectively. The Bank had no Federal Reserve Bank borrowings outstanding that were secured by loans as of June 30, 2026 and December 31, 2025.

The Bank has entered into an agreement providing for the pledging of loans for borrowing capacity with the Federal Home Loan Bank. The Bank pledged a total of $791.5 million of loans for borrowing capacity of $550.7 million as of  June 30, 2026. In comparison, the Bank pledged a total of $773.0 million of loans for borrowing capacity of $530.0 million as of  December 31, 2025. There were no FHLB borrowings outstanding as of  June 30, 2026 or  December 31, 2025.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES ON LOANS

Changes in the allowance for credit losses on loans during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Balance, beginning of period	$20,938	$18,722	$22,261	$18,679
Provision for credit losses on loans	2,461	891	3,894	891
Charge-offs	(1,901)	-	(5,072)	-
Recoveries	3	11	418	54
Balance, end of period	$21,501	$19,624	$21,501	$19,624

Accrued interest receivable related to loans totaled $8.7 million and $8.2 million as of  June 30, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable and other assets on the consolidated statements of financial condition. Accrued interest receivable was excluded from the estimate of credit losses.

Allocation of the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,
	2026
	Commercial		Residential	Commercial
(In thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, March 31, 2026	$13,856	$2,233	$530	$4,317	$2	$20,938
Provision for credit losses on loans (1)	763	1,202	(93)	589	-	2,461
Charge-offs	(26)	(1,875)	-	-	-	(1,901)
Recoveries	3	-	-	-	-	3
Balance, June 30, 2026	$14,596	$1,560	$437	$4,906	$2	$21,501

	2025
	Commercial		Residential	Commercial
(In thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, March 31, 2025	$10,989	$2,822	$367	$4,523	$21	$18,722
Provision for credit losses on loans (1)	1,058	(288)	(14)	131	4	891
Charge-offs	-	-	-	-	-	-
Recoveries	11	-	-	-	-	11
Balance, June 30, 2025	$12,058	$2,534	$353	$4,654	$25	$19,624

	For the Six Months Ended June 30,
	2026
	Commercial		Residential	Commercial
(In thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, December 31, 2025	$15,612	$1,972	$494	$4,150	$33	$22,261
Provision for credit losses on loans (1)	1,763	1,463	(57)	756	(31)	3,894
Charge-offs	(3,197)	(1,875)	-	-	-	(5,072)
Recoveries	418	-	-	-	-	418
Balance, June 30, 2026	$14,596	$1,560	$437	$4,906	$2	$21,501

	2025
	Commercial		Residential	Commercial
(In thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, December 31, 2024	$10,170	$3,005	$286	$5,207	$11	$18,679
Provision for credit losses on loans (1)	1,834	(471)	67	(553)	14	891
Charge-offs	-	-	-	-	-	-
Recoveries	54	-	-	-	-	54
Balance, June 30, 2025	$12,058	$2,534	$353	$4,654	$25	$19,624

(1) Excludes provision for unfunded commitments of $328 thousand and $340 thousand for the three and six months ended June 30, 2026, respectively, and $34 thousand and $34 thousand for the three and six months ended June 30, 2025, respectively.

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of June 30, 2026 and December 31, 2025:

June 30, 2026
	Non-accrual	Non-accrual		Loans Past
	Loans With No	Loans With	Total	Due over 89
	Allowance for	Allowance for	Non-accrual	Days Still
(In thousands)	Credit Losses	Credit Losses	Loans	Accruing
Commercial and industrial	$-	$-	$-	$-
Construction	14,448	-	14,448	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	$14,448	$-	$14,448	$-

December 31, 2025
	Non-accrual	Non-accrual		Loans Past
	Loans With No	Loans With	Total	Due over 89
	Allowance for	Allowance for	Non-accrual	Days Still
(In thousands)	Credit Losses	Credit Losses	Loans	Accruing
Commercial and industrial	$-	$5,088	$5,088	$-
Construction	19,414	-	19,414	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	$19,414	$5,088	$24,502	$-

The following tables present the risk category and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
(In thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
June 30, 2026
Commercial and industrial
Risk Rating
Pass	$129,558	$225,923	$65,111	$31,788	$23,798	$12,370	$600,806	$-	$1,089,354
Special Mention	-	1,316	559	-	4,167	-	9,323	-	15,365
Substandard	1,964	-	-	1,222	413	-	3,292	-	6,891
Substandard - Non-accrual	-	-	-	-	-	-	-	-	-
Total	$131,522	$227,239	$65,670	$33,010	$28,378	$12,370	$613,421	$-	$1,111,610
Gross charge-offs	$-	$-	$-	$3,197	$-	$-	$-	$-	$3,197

Construction
Risk Rating
Pass	$25,572	$42,535	$44,193	$23,687	$6,297	$3,582	$-	$-	$145,866
Special Mention	-	-	1,500	-	-	2,386	-	-	3,886
Substandard - Non-accrual	-	-	-	-	-	14,448	-	-	14,448
Total	$25,572	$42,535	$45,693	$23,687	$6,297	$20,416	$-	$-	$164,200
Gross charge-offs	$-	$-	$-	$-	$-	$1,875	$-	$-	$1,875

Residential Real Estate
Risk Rating
Pass	$-	$3,969	$-	$4,291	$666	$2,685	$26,396	$-	$38,007
Total	$-	$3,969	$-	$4,291	$666	$2,685	$26,396	$-	$38,007
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Risk Rating
Pass	$90,578	$161,208	$52,145	$145,512	$123,597	$296,049	$12,007	$-	$881,096
Special Mention	-	18,819	-	-	-	10,017	-	-	28,836
Total	$90,578	$180,027	$52,145	$145,512	$123,597	$306,066	$12,007	$-	$909,932
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk Rating
Pass	$-	$-	$-	$-	$-	$-	$370	$-	$370
Total	$-	$-	$-	$-	$-	$-	$370	$-	$370
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$245,708	$433,635	$161,449	$205,278	$154,358	$314,686	$639,579	$-	$2,154,693
Special Mention	-	20,135	2,059	-	4,167	12,403	9,323	-	48,087
Substandard	1,964	-	-	1,222	413	-	3,292	-	6,891
Substandard - Non-accrual	-	-	-	-	-	14,448	-	-	14,448
Total	$247,672	$453,770	$163,508	$206,500	$158,938	$341,537	$652,194	$-	$2,224,119

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
(In thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
December 31, 2025
Commercial and industrial
Risk Rating
Pass	$273,105	$69,415	$46,268	$30,290	$15,579	$5,807	$586,324	$5,000	$1,031,788
Special Mention	1,016	-	-	3,522	-	-	6,305	-	10,843
Substandard	-	-	1,295	26	-	-	490	-	1,811
Substandard - Non-accrual	-	-	3,850	-	-	-	-	-	3,850
Doubtful - Non-accrual	-	-	1,238	-	-	-	-	-	1,238
Total	$274,121	$69,415	$52,651	$33,838	$15,579	$5,807	$593,119	$5,000	$1,049,530
Gross charge-offs	$1,523	$-	$-	$-	$-	$-	$-	$-	$1,523

Construction
Risk Rating
Pass	$42,573	$65,573	$46,201	$12,847	$6,005	$3,630	$-	$-	$176,829
Substandard - Non-accrual	-	-	-	3,091	16,323	-	-	-	19,414
Total	$42,573	$65,573	$46,201	$15,938	$22,328	$3,630	$-	$-	$196,243
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate
Risk Rating
Pass	$3,477	$2,663	$4,325	$673	$-	$2,724	$31,807	$-	$45,669
Total	$3,477	$2,663	$4,325	$673	$-	$2,724	$31,807	$-	$45,669
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Risk Rating
Pass	$179,320	$56,045	$152,850	$128,199	$124,128	$206,499	$7,301	$-	$854,342
Total	$179,320	$56,045	$152,850	$128,199	$124,128	$206,499	$7,301	$-	$854,342
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk Rating
Pass	$-	$-	$-	$-	$-	$-	$2,655	$-	$2,655
Total	$-	$-	$-	$-	$-	$-	$2,655	$-	$2,655
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$498,475	$193,696	$249,644	$172,009	$145,712	$218,660	$628,087	$5,000	$2,111,283
Special Mention	1,016	-	-	3,522	-	-	6,305	-	10,843
Substandard	-	-	1,295	26	-	-	490	-	1,811
Substandard - Non-accrual	-	-	3,850	3,091	16,323	-	-	-	23,264
Doubtful - Non-accrual	-	-	1,238	-	-	-	-	-	1,238
Total	$499,491	$193,696	$256,027	$178,648	$162,035	$218,660	$634,882	$5,000	$2,148,439

During the six months ended June 30, 2026, loans risk rated as special mention increased $37.2 million. The increase is primarily due to a non-owner-occupied real estate relationship with 3 loans totaling $29.0 million with very low LTVs.

The Company monitors loans by past due status. The following tables present the aging of past due loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
			Greater than		Total Past
			89 days and		Due and
	30-59 Days	60-89 Days	Still	Non-accrual	Non-accrual
(In thousands)	Past Due	Past Due	Accruing	Loans	Loans	Current	Total
Commercial and industrial	$-	$-	$-	$-	$-	$1,111,610	$1,111,610
Construction	-	1,500	-	14,448	15,948	148,252	164,200
Residential Real Estate	-	-	-	-	-	38,007	38,007
Commercial Real Estate	-	-	-	-	-	909,932	909,932
Consumer	-	-	-	-	-	370	370
Total	$-	$1,500	$-	$14,448	$15,948	$2,208,171	$2,224,119

	December 31, 2025
			Greater than		Total Past
			89 days and		Due and
	30-59 Days	60-89 Days	Still	Non-accrual	Non-accrual
(In thousands)	Past Due	Past Due	Accruing	Loans	Loans	Current	Total
Commercial and industrial	$-	$-	$-	$5,088	$5,088	$1,044,442	$1,049,530
Construction	-	-	-	19,414	19,414	176,829	196,243
Residential Real Estate	-	-	-	-	-	45,669	45,669
Commercial Real Estate	1,374	-	-	-	1,374	852,968	854,342
Consumer	-	-	-	-	-	2,655	2,655
Total	$1,374	$-	$-	$24,502	$25,876	$2,122,563	$2,148,439

Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral-dependent, are evaluated individually for purposes of determining an appropriate lifetime allowance for credit losses. Loans deemed collateral-dependent require evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The following table presents outstanding loan balances of collateral-dependent loans by portfolio segment as of  June 30, 2026 and  December 31, 2025.

	Collateral Type
	Real	Business	Accounts
(In thousands)	Property	Assets	Receivable	Equipment	Other	Total
June 30, 2026
Commercial and industrial	$-	$-	$-	$-	$-	$-
Construction	14,448	-	-	-	-	14,448
Residential Real Estate	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$14,448	$-	$-	$-	$-	$14,448

December 31, 2025
Commercial and industrial	$-	$-	$-	$-	$3,850	3,850
Construction	19,414	-	-	-	-	19,414
Residential Real Estate	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$19,414	$-	$-	$-	$3,850	$23,264

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concessions on one loan.

The following tables present the amortized cost basis of loans as of  June 30, 2026 and June 30, 2025, that were both experiencing financial difficulty and were modified during the three and six months ended June 30, 2026 and 2025, by portfolio segment and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each segment of financing receivable is also presented below:

				Interest	Principal
				Rate	Forgiveness,
				Reduction,	Interest Rate
		Payment	Interest Rate	Payment	Reduction,
		Delay	Reduction	Delay	Payment
		and/or	and/or	and/or	Delay and
	Term	Term	Payment	Term	Term		% of
(In thousands)	Extension	Extension	Delay	Extension	Extension	Total	Total Class
Three Months Ended June 30, 2026
Commercial and industrial	$1,221	$4,167	$-	$-	$-	$5,388	0.48%
Construction	-	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$1,221	$4,167	$-	$-	$-	$5,388	0.24%

Six Months Ended June 30, 2026
Commercial and industrial	$7,266	$4,167	$-	$-	$-	$11,433	1.03%
Construction	2,385	-	-	-	-	2,385	1.45%
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$9,651	$4,167	$-	$-	$-	$13,818	0.62%

Three Months Ended June 30, 2025
Commercial and industrial	$-	$-	$-	$-	$-	$-	-
Construction	4,509	-	-	-	-	4,509	2.19
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$4,509	$-	$-	$-	$-	$4,509	0.24%

Six Months Ended June 30, 2025
Commercial and industrial	$2,295	$-	$-	$-	$-	$2,295	0.27%
Construction	28,276	-	-	-	-	28,276	13.76
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$30,571	$-	$-	$-	$-	$30,571	1.60%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025:

Weighted
			Weighted	Average
			Average	Term
	Principal	Payment	Interest Rate	Extension
(In thousands)	Forgiveness ($)	Delays ($) (1)	Reduction (%)	(Months)
Three Months Ended June 30, 2026
Commercial and industrial	-	567	-	1.0
Construction	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	-	567	-	1.0

Six Months Ended June 30, 2026
Commercial and industrial	-	567	-	10.1
Construction	-	-	-	6.0
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	-	567	-	9.0

Three Months Ended June 30, 2025
Commercial and industrial	-	-	-	-
Construction	-	-	-	3.0
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	-	-	-	3.0

Six Months Ended June 30, 2025
Commercial and industrial	-	-	-	-
Construction	-	-	-	2.4
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	-	-	-	2.4

(1) Represents delayed repayment of contractual principal while maintaining the original maturity date and contractual interest rate.

Commitments to lend additional funds to borrowers included in the previous tables totaled $734 thousand and $0 at  June 30, 2026 and 2025, respectively. There were no loans to borrowers experiencing financial difficulty, which had been modified in the prior 12 months, with a payment default during the six months ended June 30, 2026 or 2025.

NOTE 5 – LEASES

Lease Arrangements

The Company enters into leases in the normal course of business primarily for headquarters, back-office operations locations and business development offices. The Company’s leases have remaining terms ranging from 16 to 47 months, some of which include termination or renewal options to extend the lease for up to 5 years.

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

Right-of-use assets and lease liabilities by lease type, and the associated statement of financial condition classifications, are as follows:

(In thousands)
Balance Sheet Classification	June 30, 2026	December 31, 2025
Right-of-use assets:
Operating leases - Accrued interest receivable and other assets	$4,584	$5,606
Total right-of-use assets	4,584	5,606

Lease liabilities:
Operating leases - Accrued interest payable and other liabilities	5,110	6,211
Total lease liabilities	$5,110	$6,211

Lease Expense

Total lease cost for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$666	$586	$1,330	$1,356
Sublease income	(89)	(87)	$(179)	$(173)
Total lease cost, net	$577	$499	$1,151	$1,183

Lease Obligations

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2026 are as follows (in thousands):

June 30,	Leases
2026	$1,349
2027	2,432
2028	838
2029	863
2030	347
Thereafter	-
Total undiscounted lease payments	5,829
Less imputed interest	719
Net lease liabilities	$5,110

Supplemental Lease Information

	June 30, 2026	December 31, 2025
Operating lease weighted average remaining lease term (years)	2.76	3.12
Operating lease weighted average discount rate	2.37%	2.46%

NOTE 6 – DEPOSITS

The Company’s total deposits consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Interest-bearing checking	$1,115,263	$1,069,272
Savings	3,024	3,922
Money market	535,375	528,227
Time, $250,000 or more	29,373	21,882
Other time	4,938	5,798
Non-reciprocal brokered (1)	65,466	-
Total interest-bearing deposits	1,753,439	1,629,101
Non-interest-bearing deposits	568,509	556,972
Total deposits	$2,321,948	$2,186,073

(1) FDIC regulations impose a general cap on reciprocal deposits that may be exempt from brokered deposits classification equal to 20% of the Bank's total liabilities. As of June 30, 2026 and December 31, 2025, an additional $513.0 million and $475.4 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap, respectively.

Non-reciprocal brokered deposits are used to supplement the Company’s traditional deposit funding sources. As of  June 30, 2026, the Company had $65.5 million in non-reciprocal brokered deposits representing 3% of total deposits. As of  December 31, 2025, there were no non-reciprocal brokered deposits.

As of  June 30, 2026, scheduled maturities of time deposits for the next five years were as follows:

(In thousands)
2026	$27,637
2027	4,500
2028	-
2029	2,174
2030 and after	-
Total time deposits	$34,311

Interest expense recognized on interest-bearing deposits for the three and six months ended June 30, 2026 and June 30, 2025, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Interest-bearing checking	$8,368	$9,483	$16,628	$18,013
Savings	11	10	24	19
Money market	3,416	3,084	6,792	5,946
Time, $250,000 or more	244	324	443	671
Other time	41	76	49	287
Non-reciprocal brokered	560	692	603	1,560
Total interest-bearing deposits	$12,640	$13,669	$24,539	$26,496

Overdrawn deposit accounts reclassified as loans were $1.4 million and $15 thousand as of June 30, 2026 and December 31, 2025, respectively.

As of  June 30, 2026, the Company had one deposit relationship, a software company in our Venture Lending Division, that exceeded 5% of total deposits, with a total deposit of $133.4 million. As of  December 31, 2025, the Company had two deposit relationships, one a 1031 exchange intermediary service and the other a software company in our Venture Lending Division, that exceeded 5% of total deposits. These two deposit relationships totaled $228.7 million and together they represented 10% of total deposits as of  December 31, 2025.

Estimated uninsured deposits, including accrued interest, were 40% and 42% of total deposits as of  June 30, 2026 and  December 31, 2025, respectively. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

NOTE 7 – SUBORDINATED DEBENTURES AND OTHER BORROWING ARRANGEMENTS

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of December 30, 2029 and bear interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The notes are currently redeemable subject to certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the statement of financial condition, the subordinated notes are carried net of debt issuance costs, and these were fully amortized as of December 31, 2024. The interest rate paid on the subordinated notes as of June 30, 2026 was 7.33%.

The Company had unsecured Federal Funds lines of credit with its correspondent banks totaling $229.0 million as of  June 30, 2026 and $206.0 million as of  December 31, 2025. As of June 30, 2026, there were no borrowings outstanding, and as of  December 31, 2025, $60.0 million of borrowings were outstanding. The interest rate paid on the borrowings outstanding as of  December 31, 2025, was 3.75%.

The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window. The Company currently has a detailed lien on certain loans to secure borrowings. The borrowing capacity under the agreement varies depending on the amount of loans pledged and totaled $977.5 million and $853.9 million as of June 30, 2026 and December 31, 2025, respectively. There were no borrowings outstanding under the agreement as of  June 30, 2026 or December 31, 2025.

As a member of the Federal Home Loan Bank of San Francisco, the Bank is eligible to use the FHLB’s facilities for short- and long-term borrowing. Borrowing capacity requires stock ownership in the FHLB and is based on pledged assets or a lien against certain loan categories. As of June 30, 2026 and  December 31, 2025, there were no borrowings outstanding from the FHLB. The remaining borrowing capacity as of  June 30, 2026 and December 31, 2025, was $550.7 million and $530.0 million, respectively, under a detailed lien on loans.

NOTE 8 – SHAREHOLDERS' EQUITY

Dividends

The Company’s ability to pay cash dividends or repurchase its shares of common stock is dependent on dividends paid to it by the Bank, if any, and limited by Federal and California law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California General Corporation Law prohibits the Company from paying dividends on its common stock or repurchasing its common stock unless either: (i) the amount of retained earnings of the corporation immediately prior to the dividend equals or exceeds the sum of (A) the amount of the proposed dividend plus (B) the preferential preferred dividends in arrears amount, if any, or (ii) immediately after the dividend, the value of the corporation’s assets would equal or exceed the sum of its total liabilities plus the preferential rights amount, if any.

Dividends paid from the Bank to the Company are restricted under certain Federal laws and regulations governing banks. In addition, the California Financial Code restricts the total dividend payment of any bank in any one year to the lesser of (1) the bank’s retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period, without the prior approval of the California Department of Financial Protection and Innovation. As of  June 30, 2026, $16.7 million was free of such restrictions.

Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2026 and June 30, 2025 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income	$7,647	$5,797	$16,668	$11,233
Total weighted average shares outstanding - basic	10,607,949	7,534,264	10,604,445	7,511,285
Basic earnings per common share	$0.72	$0.77	$1.57	$1.50

Net income	$7,647	$5,797	$16,668	$11,233
Total weighted average shares outstanding - basic	10,607,949	7,534,264	10,604,445	7,511,285
Add: dilutive impact of restricted stock	168,975	152,121	170,621	173,691
Total weighted average shares outstanding - diluted	10,776,924	7,686,385	10,775,066	7,684,976
Diluted earnings per common share	$0.71	$0.75	$1.55	$1.46
Anti-dilutive awards (1)	-	-	-	3

(1) Represents the total number of shares related to restricted stock awards that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive. These awards were considered anti-dilutive because the assumed proceeds divided by the weighted average shares issuable were higher than the average price of the shares.

Stock Repurchase Program

The Company announced a stock repurchase program on November 25, 2020, authorizing the repurchase of up to 5% or 307,780 shares of the Company's then outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. There is no obligation on the part of the Company to repurchase any shares of its common stock. For the six months ended June 30, 2026, 25,000 shares were repurchased under the stock repurchase program for $693 thousand at an average price of $27.69 per share during the first quarter of 2026, and no shares were repurchased under the stock repurchase program during the second quarter of 2026. These repurchased shares are considered authorized but unissued shares.

As of June 30, 2026, the Company has repurchased a total of 50,347 shares since the announcement of the stock repurchase program in 2020, leaving 257,433 shares that may yet be purchased under the stock repurchase program.

Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of June 30, 2026 and December 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of  June 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

To be categorized as well-capitalized, under the regulatory framework for prompt corrective actions, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

Actual and required capital amounts and ratios, exclusive of the capital conservation buffer, are presented below as of  June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025

(In thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Avidbank Holdings, Inc.	$294,950	11.50%	$275,669	11.23%
Minimum regulatory requirement	$102,555	4.00%	$98,167	4.00%

Avidbank	$306,604	11.99%	$285,091	11.65%
Minimum requirement for "Well-Capitalized" institution	$127,820	5.00%	$122,359	5.00%
Minimum regulatory requirement	$102,256	4.00%	$97,887	4.00%

Common Equity Tier I
Avidbank Holdings, Inc.	$294,950	11.35%	$275,669	11.05%
Minimum regulatory requirement	$116,939	4.50%	$112,249	4.50%

Avidbank	$306,604	11.83%	$285,091	11.46%
Minimum requirement for "Well-Capitalized" institution	$168,415	6.50%	$161,678	6.50%
Minimum regulatory requirement	$116,595	4.50%	$111,931	4.50%

Tier 1 Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$294,950	11.35%	$275,669	11.05%
Minimum regulatory requirement	$155,918	6.00%	$149,665	6.00%

Avidbank	$306,604	11.83%	$285,091	11.46%
Minimum requirement for "Well-Capitalized" institution	$207,280	8.00%	$198,988	8.00%
Minimum regulatory requirement	$155,460	6.00%	$149,241	6.00%

Total Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$332,342	12.79%	$313,481	12.57%
Minimum regulatory requirement	$207,891	8.00%	$199,554	8.00%

Avidbank	$330,796	12.77%	$309,703	12.45%
Minimum requirement for "Well-Capitalized" institution	$259,100	10.00%	$248,735	10.00%
Minimum regulatory requirement	$207,280	8.00%	$198,988	8.00%

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

The Company has some commitments that are unconditionally cancellable at its discretion, and these amounts are not included in the totals below. The contractual amounts of financial instruments with off-balance-sheet credit risk as of  June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$48,537	$716,455	$37,731	$650,384
Standby letters of credit	114	22,991	174	18,994

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

Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a client to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to clients. The unamortized fees received for issuing the letters of credit were $182 thousand and $152 thousand as of  June 30, 2026 and December 31, 2025, respectively. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

As of  June 30, 2026 and December 31, 2025, in management’s judgment, a concentration of loans existed in construction and commercial real estate related loans. As of  June 30, 2026 and December 31, 2025, approximately 48% and 49%, respectively, of the Company's loans were construction and commercial real estate related, representing 7% and 41% of total outstanding loans as of  June 30, 2026, and 9% and 40%, respectively, as of  December 31, 2025.

Contingencies

The Company and the Bank are routinely involved in legal actions and claims which arise in the ordinary course of business. The outcome of these matters and the timing of ultimate resolution is inherently difficult to predict.

In accordance with Accounting Standards Codification Topic 450, the Company establishes accruals for contingencies, including any litigation, regulatory, or tax matters (but excluding standard business-related legal fees), when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate our outstanding legal and regulatory proceedings and other matters each quarter to assess our loss contingency accruals and make adjustments in such accruals, upward or downward, as appropriate, in light of additional information and based on management’s best judgment. For claims and legal actions where it is not probable that a loss may be incurred, or where we are not currently able to reasonably estimate the loss or range of loss, we do not establish an accrual. As of June 30, 2026, the Company recorded an accrued contingent liability for legal proceedings in the amount of $2.6 million as described below.

The outstanding litigation pertaining to Klearnow Corporation v. Avidbank and Avidbank Holdings, Inc., Case No. 25CV480309 previously disclosed was settled during the second quarter of 2026. The Company recognized litigation charges of $2.6 million in the second quarter of 2026 in connection with the settlement of this litigation.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including directors and officers. As of June 30, 2026 and December 31, 2025, there were no balances outstanding for related party loans and no additions or amounts repaid during the three and six months ended June 30, 2026 or during the year ended December 31, 2025. Undisbursed commitments to related parties totaled $5 thousand as of both June 30, 2026 and December 31, 2025, respectively.

Deposits of certain officers, directors, and their associates totaled approximately $104 thousand and $248 thousand as of June 30, 2026 and December 31, 2025, respectively.

NOTE 11 – OTHER EXPENSES

Other expenses for the three and six months ended June 30, 2026 and June 30, 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Directors' fees and expenses	$306	$182	$532	$331
Correspondent bank charges	203	114	403	284
Advertising and marketing	97	69	213	196
Travel and meals	160	132	280	239
Business software and subscriptions	353	330	698	683
Settlement of litigation	2,637	-	2,637	-
Other	178	151	355	324
Total other expenses	$3,934	$978	$5,118	$2,057

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

Level 2 - Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments as of  June 30, 2026 and December 31, 2025:

Cash and cash equivalents, Federal Funds Sold and interest-bearing deposits in other banks

The carrying amount of these instruments approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Securities available-for-sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of June 30, 2026 and December 31, 2025, all securities available for sale were Level 2.

Loans

The fair value of variable rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level 3 within the fair value hierarchy. Fair value for other loans is estimated using discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification in the fair value hierarchy. For collateral-dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above as of June 30, 2026 and December 31, 2025, follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors.

Accrued interest receivable

The carrying amount of accrued interest receivable approximates its fair value and is classified as Level 1 in the fair value hierarchy.

Interest-bearing deposits

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities. Interest-bearing deposits are classified as Level 2.

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

The carrying amounts and estimated fair values of financial instruments not carried at fair value as of  June 30, 2026 and December 31, 2025, are as follows:

		Fair Value Measurements at
	Carrying	June 30, 2026
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from financial institutions	$13,897	$13,897	$-	$-	$13,897
Due from Federal Reserve Bank and interest-bearing deposits in banks	146,012	146,012	-	-	146,012
Loans, net	2,202,618	-	-	2,191,269	2,191,269
Accrued interest receivable	9,795	9,795	-	-	9,795

Financial liabilities:
Interest-bearing deposits	1,753,439	-	1,685,627	-	1,685,627
Subordinated debentures, net	22,000	-	-	24,336	24,336
Accrued interest payable	434	434	-	-	434

		Fair Value Measurements at
	Carrying	December 31, 2025
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from financial institutions	$7,942	$7,942	$-	$-	$7,942
Due from Federal Reserve Bank and interest-bearing deposits in banks	146,627	146,627	-	-	146,627
Loans, net	2,126,178	-	-	2,110,338	2,110,338
Accrued interest receivable	9,297	9,297	-	-	9,297

Financial liabilities:
Interest-bearing deposits	1,629,101	-	1,581,867	-	1,581,867
Subordinated debentures, net	22,000	-	-	24,645	24,645
Short-term borrowings	60,000	60,000	-	-	60,000
Accrued interest payable	142	142	-	-	142

Assets Recorded at Fair Value

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2026 and December 31, 2025:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as follows:

	June 30, 2026
(In thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$403	$-	$403	$-
Commercial mortgage-backed securities	15,853	-	15,853	-
Residential mortgage-backed securities	211,214	-	211,214	-
U.S. states and political subdivisions	4,726	-	4,726	-
Total securities available-for-sale	$232,196	$-	$232,196	$-

	December 31, 2025
(In thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$458	$-	$458	$-
Commercial mortgage-backed securities	5,430	-	5,430	-
Residential mortgage-backed securities	207,552	-	207,552	-
U.S. states and political subdivisions	4,720	-	4,720	-
Total securities available-for-sale	$218,160	$-	$218,160	$-

Fair values for available-for-sale debt securities are based on quoted market prices for similar securities (Level 2). During the six months ended June 30, 2026 and 2025, there were no significant transfers in or out of Levels 1, 2 or 3.

Non-recurring Basis

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

A loan is considered to be collateral-dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At the time a loan is considered collateral-dependent, it is valued at fair value, less estimated costs to sell. Collateral-dependent loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. There were no changes in valuation techniques used during the three and six months ended June 30, 2026.

Appraisals for collateral-dependent individually evaluated loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value is compared with independent data sources such as recent market data or industry-wide statistics.

Collateral-dependent loans were measured at fair value and had a principal balance of $14.4 million with no valuation allowance as of  June 30, 2026. As of  December 31, 2025, collateral-dependent loans were measured at fair value and had a principal balance of $23.3 million with a valuation allowance of $1.2 million.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

There were no active derivative contracts in place as of June 30, 2026 or December 31, 2025.

The Company receives equity warrants with net settlement terms in connection with extending loan commitments to certain of its clients. These warrants are obtained at the inception of a loan facility or the amendment of a loan facility. These warrants are not obtained in lieu of other fees, interest or payments. These warrants potentially provide an additional return, in addition to the traditional loan yield from interest and fees, in the event of a liquidity event of the borrowing company. The Company holds these equity warrants for future investment gains, rather than to hedge economic risks. In general, the equity warrants entitle the Company to buy a specific number of shares of the client’s stock at a specific price over a specific time period. The warrants may also include contingent provisions which provide for additional shares to be purchased at a specific price if defined future events occur, such as future rounds of equity financing by the client, or upon additional borrowings by the client. All of the Company’s equity warrants contain net share settlement provisions, which permit the client to deliver to the Company, upon the Company’s exercise of the warrant, the amount of shares with a current fair value equal to the net gain under the warrant agreement. Warrants held, which amounted to $974 thousand and $945 thousand as of  June 30, 2026 and December 31, 2025, respectively, are included in accrued interest receivable and other assets on the consolidated balance sheets.

NOTE 14 – REVENUE FROM CONTRACTS WITH CLIENTS

All of the Company’s revenue from contracts with clients in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service charges and fees	$851	$840	$1,672	$1,602
Foreign exchange income	340	196	703	416
Bank-owned life insurance income (1)	1,497	93	1,603	183
Credit card income	113	150	214	197
Warrant and success fee income (1)	64	273	67	273
Other investment income (1)	79	(23)	57	24
Other income (1)	106	9	201	14
Total non-interest income	$3,050	$1,538	$4,517	$2,709

(1) Not within the scope of ASC 606.

Service charges and bank fees – Service charges on deposit accounts consist of account analysis fees, monthly service fees and other deposit account related fees. Account analysis and monthly service fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Other deposit account related fees are largely transaction based and therefore fees are recognized at the point in time when the Company has satisfied its performance obligation. The Company earns other service charges, commissions, and fees from its clients for transaction-based services. Such services include debit card, ATM, and other service charges. In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied.

Foreign exchange income – The Company earns foreign exchange fees from clients who complete a transaction in a foreign currency. The fees represent a percentage of the underlying transaction value and are assessed concurrently with the transaction processing service provided to the client. They are then recognized at the end of the month following the transaction processing service.

Credit card income – The Company earns interchange fees from credit and debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

Gains/Losses on Sale of OREO – The Company records a gain from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized, and the gain on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain on sale, the Company adjusts the transaction price and related gain on sale if a significant financing component is present. There were no gains or losses on the sale of OREO during the three and six months ended June 30, 2026 or June 30, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this report, and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under sections entitled “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements except as required by law.

The following discussion presents management's perspective on our results of operations and financial condition on a consolidated basis. However, because we conduct all of our material business operations through our bank subsidiary, Avidbank, the discussion and analysis relate to activities primarily conducted by the Bank.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “strive,” “intend,” “plan” or words or phrases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

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

●	governmental monetary and fiscal policies, including the policies of the Federal Reserve and policies related to tariffs;
●	our ability to implement, maintain and improve effective internal controls;
●	our use of the net proceeds from our completed public offering;
●	our success at managing any of the risks involved in the foregoing items; and
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

Company Overview

We are a bank holding company headquartered in San Jose, California that operates through our wholly owned banking subsidiary, Avidbank, or the Bank, a California state-chartered bank. We are registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the State of California in 2007 for the principal purpose of engaging in activities permitted for a bank holding company. As a bank holding company, the Company is authorized to engage in the activities permitted under the Bank Holding Company Act of 1956, as amended, and the regulations thereunder. We own 100% of the issued and outstanding common shares of Avidbank.

We specialize in commercial and industrial lending, venture lending, structured finance, asset-based lending, sponsor finance, fund finance, real estate construction and commercial real estate lending. We recently established a Small Business Administration lending division to enhance our commercial banking suite of products and services. In addition to providing products and services, the Bank emphasizes the establishment of long-standing relationships with its customers and regularly modifies the products and services it offers to meet the unique demands of its customers. Our mission is to collaborate with our customers to meet their banking needs whether individual or business. We aim to consistently deliver value that exceeds our clients’ expectations.

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

Regulatory Trends

We operate in a highly regulated environment and nearly all of our operations are subject to extensive regulation and supervision. Regulators appointed by President Trump and his administration, Congress, the State of California and the Department of Financial Protection and Innovation (“DFPI”) may revise the laws and regulations applicable to us, may impose new laws and regulations, increase the level of scrutiny of our business in the supervisory process, and pursue additional enforcement actions against financial institutions. Future legislative and regulatory changes such as these may increase our costs and have an adverse effect on our business, financial condition and results of operations. The legislative and regulatory trends that will affect us in the future are impossible to predict with any certainty.

Results of Operations Highlights

We reported net income for the three months ended June 30, 2026 of $7.6 million, or $0.71 per diluted share, compared to net income of $5.8 million, or $0.75 per diluted share, for the same period in 2025. Net income increased while earnings per share decreased primarily due to the additional 3 million shares issued in connection with the initial public offering (“IPO”) completed in August 2025. In the third and fourth quarters of 2025, we repositioned the securities portfolio and sold $274.7 million in available-for-sale securities for a loss of $62.4 million and purchased $205.4 million in available-for-sale securities with an average purchase yield of 4.57%. We paid off existing short-term borrowings at the time using proceeds from the IPO and securities sales.

The following provides highlights of our financial results for the three and six months ended June 30, 2026:

●	Period-end loans, net of deferred fees, increased $75.7 million, or 7% annualized, compared to December 31, 2025.

●	Period-end deposits increased $135.9 million, or 13% annualized, compared to December 31, 2025.

●	Return on average assets was 1.20% compared to 1.00% in the second quarter of 2025. For the six months ended June 30, 2026, return on average assets was 1.33% compared to 0.98% for the same period in 2025. Excluding the expense of $2.6 million from the settlement of outstanding litigation and the gain of approximately $1.3 million on death benefit proceeds from bank-owned life insurance, adjusted return on average assets (non-GAAP) improved to 1.28% in the second quarter of 2026 compared to 1.00% in the second quarter of 2025. For the six months ended June 30, 2026, adjusted return on average assets (non-GAAP) improved to 1.37% compared to 0.98% for the same period in 2025.

●	Net interest margin expanded to 4.26% in the second quarter of 2026, compared to 3.60% in the second quarter of 2025. For the six months ended June 30, 2026, net interest margin was 4.32% compared to 3.56% for the same period in 2025.

●	Book value per share was $26.97 as of June 30, 2026, an increase of $1.31, or 10% annualized, from December 31, 2025.

●	Nonperforming loans to total loans decreased to 0.65% as of June 30, 2026 from 1.14% as of December 31, 2025.

●

Net charge-offs to average loans was 0.35% compared to 0% in the second quarter of 2025. For the six months ended June 30, 2026, net charge-offs to average loans was 0.43% compared to (0.01)% for the same period in 2025.

Consolidated Financial Highlights

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INCOME HIGHLIGHTS
Net income	$7,647	$5,797	$16,668	$11,233
Net income - adjusted (2)	8,197	5,797	17,218	11,233
PER SHARE DATA
Basic earnings per share	$0.72	$0.77	$1.57	$1.50
Diluted earnings per share	0.71	0.75	1.55	1.46
Diluted earnings per share – adjusted (2)	0.76	0.75	1.60	1.46
Book value per share	26.97	25.80	26.97	25.80
PERFORMANCE MEASURES
Return on average assets (1)	1.20%	1.00%	1.33%	0.98%
Return on average assets – adjusted (1) (2)	1.28%	1.00%	1.37%	0.98%
Return on average equity (1)	10.40%	11.59%	11.55%	11.54%
Return on average equity – adjusted (1) (2)	11.15%	11.59%	11.93%	11.54%
Net interest margin (1)	4.26%	3.60%	4.32%	3.56%
Efficiency ratio	55.41%	57.77%	52.96%	60.10%
Efficiency ratio – adjusted (2)	48.73%	57.77%	49.54%	60.10%
Average loans to average deposits	99.32%	95.69%	99.64%	97.08%
CAPITAL
Tier 1 leverage ratio	11.50%	10.53%	11.50%	10.53%
Common equity tier 1 capital ratio	11.35%	11.02%	11.35%	11.02%
Tier 1 risk-based capital ratio	11.35%	11.02%	11.35%	11.02%
Total risk-based capital ratio	12.79%	12.76%	12.79%	12.76%
Common equity ratio	11.13%	8.55%	11.13%	8.55%
SHARES OUTSTANDING
Number of common shares outstanding	10,982,764	7,923,946	10,982,764	7,923,946
Average common shares outstanding - basic	10,607,949	7,534,264	10,604,445	7,511,285
Average common shares outstanding - diluted	10,776,924	7,686,385	10,775,066	7,684,976
ASSET QUALITY
Total allowance for credit losses-loans and unfunded commitments to total loans	1.09%	1.15%	1.09%	1.15%
Allowance for credit losses on loans to total loans	0.97%	1.03%	0.97%	1.03%
Non-performing assets to total assets	0.54%	0.06%	0.54%	0.06%
Non-performing loans to total loans	0.65%	0.07%	0.65%	0.07%
Net charge-offs to average loans (1)	0.35%	0.00%	0.43%	(0.01)%
AVERAGE BALANCES
Loans, net of deferred fees	$2,195,164	$1,887,263	$2,173,049	$1,873,068
Debt securities available-for-sale	219,942	293,640	218,234	295,024
Total assets	2,565,538	2,322,264	2,535,245	2,306,188
Deposits	2,210,267	1,972,215	2,180,827	1,929,342
Shareholders' equity	294,826	200,608	291,030	196,273
PERIOD-END BALANCES
Loans, net of deferred fees	$2,224,119	$1,911,718	$2,224,119	$1,911,718
Debt securities available-for-sale	232,196	292,808	232,196	292,808
Total assets	2,660,440	2,392,129	2,660,440	2,392,129
Deposits	2,321,948	2,002,781	2,321,948	2,002,781
Shareholders' equity	296,185	204,419	296,185	204,419

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

Management believes that adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average equity, adjusted efficiency ratio and taxable equivalent net interest income are reasonable measures to understand the Company’s core operating performance and are important to many investors who are interested in understanding our profitability prospects from our core operations. In addition, management reviews yields on certain asset categories and the net interest margin of the Company on a fully taxable equivalent basis. The non-GAAP taxable equivalent net interest income adjustment facilitates performance comparisons between taxable and tax-exempt assets by increasing the tax-exempt income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's 21% Federal statutory rate.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Non-GAAP adjusted net income reconciliation
Net income - GAAP	$7,647	$5,797	$16,668	$11,233
Settlement of litigation	2,637	-	2,637	-
BOLI death benefit income	(1,338)	-	(1,338)	-
Tax effect of adjustments	(749)	-	(749)	-
Net income - adjusted (non-GAAP)	$8,197	$5,797	$17,218	$11,233

Non-GAAP adjusted diluted earnings per share reconciliation
Diluted earnings per share - GAAP	$0.71	$0.75	$1.55	$1.46
Settlement of litigation, net of income tax	0.17	-	0.17	-
BOLI death benefit income	(0.12)	-	(0.12)	-
Diluted earnings per share - adjusted (non-GAAP)	$0.76	$0.75	$1.60	$1.46
Average common shares – diluted – adjusted	10,776,924	7,686,385	10,775,066	7,684,976

Non-GAAP adjusted return on average assets reconciliation
Net income - GAAP	$7,647	$5,797	$16,668	$11,233
Average total assets	2,565,538	2,322,264	2,535,245	2,306,188
Return on average assets - GAAP (1)	1.20%	1.00%	1.33%	0.98%

Net income - adjusted (non-GAAP)	$8,197	$5,797	$17,218	$11,233
Average total assets	2,565,538	2,322,264	2,535,245	2,306,188
Return on average assets- adjusted (non-GAAP) (1)	1.28%	1.00%	1.37%	0.98%

Non-GAAP adjusted return on average equity reconciliation
Net income - GAAP	$7,647	$5,797	$16,668	$11,233
Average total equity	294,826	200,608	291,030	196,273
Return on average equity - GAAP (1)	10.40%	11.59%	11.55%	11.54%

Net income - adjusted (non-GAAP)	$8,197	$5,797	$17,218	$11,233
Average total equity	294,826	200,608	291,030	196,273
Return on average equity - adjusted (non-GAAP) (1)	11.15%	11.59%	11.93%	11.54%

Non-GAAP adjusted efficiency ratio reconciliation
Noninterest expense	$16,473	$12,609	$30,556	$25,451
Net interest income	26,681	20,290	53,181	39,642
Noninterest income	3,050	1,538	4,517	2,709
Efficiency ratio - GAAP	55.41%	57.77%	52.96%	60.10%

Noninterest expense	$16,473	$12,609	$30,556	$25,451
Settlement of litigation	2,637	-	2,637	-
Non-interest expense – adjusted	13,836	12,609	27,919	25,451
Net interest income	26,681	20,290	53,181	39,642
Noninterest income	3,050	1,538	4,517	2,709
BOLI death benefit income	(1,338)	-	(1,338)	-
Loss on sale of securities	-	-	-	-
Adjusted noninterest income	1,712	1,538	3,179	2,709
Efficiency ratio - adjusted (non-GAAP)	48.73%	57.77%	49.54%	60.10%

Non-GAAP taxable equivalent net interest income reconciliation
Net interest income - GAAP	$26,681	$20,290	$53,181	$39,642
Taxable equivalent adjustment	8	8	16	16
Net interest income - taxable equivalent (non-GAAP)	$26,689	$20,298	$53,197	$39,658

Non-GAAP taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	4.26%	3.60%	4.32%	3.56%
Impact of taxable equivalent adjustment	-	-	-	-
Net interest margin - taxable equivalent (non-GAAP)	4.26%	3.60%	4.32%	3.56%

(1) Annualized for the periods presented.

Net Interest Income

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin (on a taxable equivalent basis, a non-GAAP measure) for the three months ended June 30, 2026 and 2025:

Distribution, Yield and Rate Analysis of Net Income

	Three Months Ended
	June 30, 2026			June 30, 2025
	Average		Yield/	Average		Yield/
(In thousands; except ratios)	Balance	Interest	Rate(5)	Balance	Interest	Rate(5)
ASSETS
Interest-earning assets:
Loans, net of deferred fees (1)	$2,195,164	$36,484	6.67%	$1,887,263	$32,967	7.01%
Interest-earning deposits	91,304	864	3.80%	73,552	793	4.32%
Debt securities
Taxable debt securities	217,311	2,529	4.67%	291,074	1,672	2.30%
Non-taxable debt securities (2)	2,631	38	5.79%	2,566	39	6.10%
Total debt securities	219,942	2,567	4.68%	293,640	1,711	2.34%
FHLB stock	8,409	20	0.95%	8,409	181	8.63%
Total interest-earning assets	2,514,819	39,935	6.37%	2,262,864	35,652	6.32%

Non-interest-earning assets:
Cash and due from financial institutions	16,004			10,120
All other assets (3)	34,715			49,280
TOTAL ASSETS	$2,565,538			$2,322,264

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand deposits	$1,055,578	$8,368	3.18%	$1,038,372	$9,483	3.66%
Money market and savings	509,766	3,427	2.70%	398,438	3,094	3.11%
Time deposits	35,454	285	3.22%	47,398	400	3.38%
Non-reciprocal brokered deposits	56,810	560	3.95%	62,853	692	4.42%
Total interest-bearing deposits	1,657,608	12,640	3.06%	1,547,061	13,669	3.54%

Short-term borrowings	20,703	196	3.80%	108,374	1,242	4.60%
Subordinated debentures, net	22,000	410	7.48%	22,000	443	8.08%
Total interest-bearing liabilities	1,700,311	13,246	3.12%	1,677,435	15,354	3.67%

Non-interest-bearing liabilities:
Demand deposits	552,659			425,154
Accrued expenses and other liabilities	17,742			19,067
Shareholders' equity	294,826			200,608
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,565,538			$2,322,264

Net interest spread			3.25%			2.65%
Net interest income and margin (4)		$26,689	4.26%		$20,298	3.60%

Non-taxable equivalent net interest margin			4.26%			3.60%

Cost of deposits	$2,210,267	$12,640	2.29%	$1,972,215	$13,669	2.78%
(1) Non-performing loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred fees / (costs) of $260 thousand and $314 thousand for the three months ended June 30, 2026 and June 30, 2025, respectively.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(3) Including average allowance for credit losses on loans of $20.5 million and $19.1 million, respectively.
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

The securities repositioning and repayment of short-term borrowings completed in 2025 continued to benefit earnings during 2026 through a higher-yielding investment portfolio and lower funding costs. Net interest income on a taxable equivalent basis for the three months ended June 30, 2026, was $26.7 million, an increase of $6.4 million, or 31%, compared to $20.3 million for the three months ended June 30, 2025. The increase in net interest income was primarily driven by higher average loan balances, higher yields on securities and lower average short-term borrowings.

Average interest-earning assets for the three months ended June 30, 2026 increased $252.0 million compared to the same period in 2025, which included increases of $307.9 million in average total loans and $17.8 million in average balances in interest-earning deposits, partially offset by a $73.7 million decrease in average debt securities. Average interest-bearing liabilities increased $22.9 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a $111.3 million increase in average money market and savings and a $17.2 million increase in average interest-bearing demand deposits, partially offset by decreases of $87.7 million in average short-term borrowings, $11.9 million in average time deposits and $6.0 million in average non-reciprocal brokered deposits. Average non-interest-bearing deposits for the three months ended June 30, 2026, increased to $552.7 million from $425.2 million for the same period in 2025.

Net interest margin for the three months ended June 30, 2026, was 4.26% compared to 3.60% for the same period in 2025. The increase was primarily driven by higher yields on securities, lower cost of deposits and lower rates and balances on short-term borrowings.

The yield on total average loans of 6.67% for the three months ended June 30, 2026, declined 34 basis points compared to the same period in 2025, primarily driven by reductions in the Prime rate. The yield on securities increased to 4.68% during the three months ended June 30, 2026, compared to 2.34% for the same period in 2025 due to the repositioning of our securities portfolio during 2025. The yield on interest-earning assets increased to 6.37% for the three months ended June 30, 2026, compared to 6.32% for the same period in 2025, primarily due to higher average loan balances, higher average interest-earning deposits and higher yields on our debt securities portfolio following the balance sheet restructuring.

The average cost of total deposits decreased to 2.29% for the three months ended June 30, 2026, from 2.78% for the same period in 2025, and total funding costs, including all deposits, short-term borrowings and subordinated debentures, decreased to 3.12% for the three months ended June 30, 2026, compared to 3.67% for the same period in 2025, primarily driven by the reduction in the Federal Funds rate.

The average rate paid for short-term borrowings for the three months ended June 30, 2026, was 3.80% compared to 4.60% for the same period in 2025. Our short-term borrowings typically consist of overnight borrowings.

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average		Yield/	Average		Yield/
(In thousands; except ratios)	Balance	Interest	Rate(6)	Balance	Interest	Rate(6)
ASSETS
Interest-earning assets:
Loans, net of deferred fees (1)	$2,173,049	$71,913	6.67%	$1,873,068	$64,852	6.98%
Interest-earning deposits	85,116	1,581	3.75%	68,989	1,499	4.38%
Debt securities
Taxable debt securities	215,575	4,964	4.64%	292,398	3,391	2.34%
Non-taxable debt securities (2)	2,659	77	5.84%	2,626	77	5.91%
Total debt securities	218,234	5,041	4.66%	295,024	3,468	2.37%
FHLB stock (5)	8,409	446	10.70%	8,409	366	8.78%
Total interest-earning assets	2,484,808	78,981	6.41%	2,245,490	70,185	6.30%

Non-interest-earning assets:
Cash and due from financial institutions	14,539			11,478
All other assets (3)	35,898			49,220
TOTAL ASSETS	$2,535,245			$2,306,188

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand deposits	$1,061,520	$16,628	3.16%	$997,907	$18,013	3.64%
Money market and savings	513,533	6,816	2.68%	391,972	5,965	3.07%
Time deposits	31,543	492	3.15%	53,805	958	3.59%
Non-reciprocal brokered deposits	30,833	603	3.94%	70,154	1,560	4.48%
Total interest-bearing deposits	1,637,429	24,539	3.02%	1,513,838	26,496	3.53%

Short-term borrowings	23,088	436	3.81%	139,072	3,153	4.57%
Subordinated debentures, net	21,999	809	7.42%	22,000	878	8.05%
Total interest-bearing liabilities	1,682,516	25,784	3.09%	1,674,910	30,527	3.68%

Non-interest-bearing liabilities:
Demand deposits	543,398			415,504
Accrued expenses and other liabilities	18,301			19,501
Shareholders' equity	291,030			196,273
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,535,245			$2,306,188

Net interest spread			3.32%			2.62%
Net interest income and margin (4)		$53,197	4.32%		$39,658	3.56%

Non-taxable equivalent net interest margin			4.32%			3.56%

Cost of deposits	$2,180,827	$24,539	2.27%	$1,929,342	$26,496	2.77%

(1) Non-performing loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred fees / (costs) of $512 thousand and $810 thousand for the six months ended June 30, 2026 and June 30, 2025, respectively.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(3) Including average allowance for credit losses on loans of $21.2 million and $19.5 million, respectively.
(4) Net interest margin is net interest income divided by total interest-earning assets.
(5) Includes a special FHLB dividend totaling $241 thousand for the six months ended June 30, 2026.
(6) Annualized for the periods presented.

Net interest income on a taxable equivalent basis for the six months ended June 30, 2026, was $53.2 million, an increase of $13.5 million, or 34%, compared to $39.7 million for the six months ended June 30, 2025. The increase in net interest income was primarily due to higher average loan balances, higher yields on securities and lower average short-term borrowings.

Average interest-earning assets for the six months ended June 30, 2026, increased $239.3 million compared to the same period in 2025, which included increases of $300.0 million in average total loans and $16.1 million in average balances in interest-earning deposits, partially offset by a $76.8 million decrease in average debt securities. Average interest-bearing liabilities increased $7.6 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a $121.6 million increase in average money market and savings, a $63.6 million increase in average interest-bearing demand deposits, partially offset by decreases of $116.0 million in average short-term borrowings, $39.3 million in average non-reciprocal brokered deposits and $22.3 million in average time deposits. Average non-interest-bearing deposits for the six months ended June 30, 2026, increased to $543.4 million from $415.5 million for the same period in 2025.

Net interest margin for the six months ended June 30, 2026, was 4.32% compared to 3.56% for the same period in 2025. The increase was primarily driven by higher yields on securities, lower cost of deposits and lower rates and balances on short-term borrowings. Also contributing to the increase in net interest margin was the receipt of a special FHLB dividend totaling $241 thousand during the six months ended June 30, 2026. The FHLB dividend contributed 4 basis points to net interest margin for the six months ended June 30, 2026. Also positively impacting net interest margin during the first six months of 2026 was the sale of low-yielding securities as part of the repositioning of our available-for-sale securities portfolio that took place during 2025.

The yield on total average loans of 6.67% for the six months ended June 30, 2026, declined 31 basis points compared to the same period in 2025, primarily driven by reductions in the Prime rate. The yield on securities increased to 4.66% during the six months ended June 30, 2026, compared to 2.37% for the same period in 2025 due to the repositioning of our securities portfolio during 2025. The yield on interest-earning assets increased to 6.41% for the six months ended June 30, 2026, compared to 6.30% for the same period in 2025.

The average cost of total deposits decreased to 2.27% for the six months ended June 30, 2026, from 2.77% for the same period in 2025, and total funding costs, including all deposits, short-term borrowings and subordinated debentures, decreased to 3.09% for the six months ended June 30, 2026, compared to 3.68% for the same period in 2025.

The average rate paid for short-term borrowings for the six months ended June 30, 2026, was 3.81% compared to 4.57% for the same period in 2025. Our short-term borrowings typically consist of overnight borrowings.

The following table shows the effect of the interest differential of volume and rate changes for the three and six months ended June 30, 2026 compared to the same period in 2025. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2026			June 30, 2026
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans, net of deferred fees	$5,117	$(1,600)	$3,517	$9,927	$(2,866)	$7,061
Interest-earning deposits	168	(97)	71	300	(218)	82
Debt securities	(860)	1,716	856	(1,774)	3,347	1,573
FHLB stock	-	(161)	(161)	-	80	80
Interest expense:
Deposits
Interest-bearing demand deposits	136	(1,251)	(1,115)	996	(2,381)	(1,385)
Money market and savings	748	(415)	333	1,613	(762)	851
Time deposits	(96)	(19)	(115)	(347)	(119)	(466)
Non-reciprocal brokered deposits	(60)	(72)	(132)	(769)	(188)	(957)
Short-term borrowings	(830)	(216)	(1,046)	(2,190)	(527)	(2,717)
Subordinated debentures	-	(33)	(33)	-	(69)	(69)
Net interest income	$4,527	$1,864	$6,391	$9,150	$4,389	$13,539

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

The provision for credit losses was $2.8 million for the three months ended June 30, 2026, compared to $925 thousand for the three months ended June 30, 2025. For the six months ended June 30, 2026, provision for credit losses was $4.2 million, an increase of $3.3 million compared to the six months ended June 30, 2025. The provision was higher in the second quarter of 2026 compared to the same period of 2025 and was higher for the first six months of 2026 compared to the six months ended June 30, 2025, primarily due to higher loan balances and a $1.9 million partial charge-off of one non-performing construction loan. The allowance for credit losses, including loans and unfunded commitments, as a percentage of outstanding loans was 1.09% and 1.15% as of June 30, 2026 and 2025, respectively. See further discussion of the Provision for Credit Losses and Allowance for Credit Losses in “Financial Condition—Allowance for Credit Losses.”

The following table details the components of the Company's provision for credit losses for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Provision for credit losses
Provision for credit losses on loans	$2,461	$891	$3,894	$891
Provision for unfunded commitments	328	34	340	34
Total provision for credit losses	$2,789	$925	$4,234	$925

Non-interest Income

Non-interest income increased $1.5 million, or 98%, and $1.8 million, 67%, respectively, for the three and six months ended June 30, 2026, compared to the same periods of 2025. The increase was primarily driven by income of approximately $1.3 million on BOLI death benefits received during the second quarter of 2026 as well as higher foreign exchange income, higher other investment income and higher other income. Partially offsetting the increase was a decrease in warrant and success fee income.

The following table reflects the major components of the Company’s non-interest income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(In thousands)	2026	2025	Amount	Percent(2)	2026	2025	Amount	Percent(2)
Service charges and fees	$851	$840	$11	1%	$1,672	$1,602	$70	4%
Foreign exchange income	340	196	144	73	703	416	287	69
Bank-owned life insurance income (1)	1,497	93	1,404	NM	1,603	183	1,420	NM
Credit card income	113	150	(37)	(25)	214	197	17	9
Warrant and success fee income	64	273	(209)	(77)	67	273	(206)	(75)
Other investment income	79	(23)	102	NM	57	24	33	NM
Other income	106	9	97	NM	201	14	187	NM
Total non-interest income	$3,050	$1,538	$1,512	98%	$4,517	$2,709	$1,808	67%

(1) Includes $1.3 million in income related to BOLI death benefits for the three and six months ended June 30, 2026.
(2) NM - Comparisons from positive to negative values or to zero values are considered not meaningful.

Service charges and bank fees for the three and six months ended June 30, 2026, increased $11 thousand, or 1%, and $70 thousand, or 4%, respectively, from the same periods in 2025, primarily due to an increase in the number of client relationships.

During the three and six months ended June 30, 2026, foreign exchange income increased $144 thousand, or 73%, and $287 thousand, or 69%, respectively, compared to the same periods in 2025 as a result of the volume of transaction commissions. Foreign exchange income represents commissions earned on foreign exchange transactions, net of related commissions charged by our correspondent bank partners.

Income from bank-owned life insurance for the three and six months ended June 30, 2026, increased $1.4 million during both periods compared to the same periods in 2025 primarily driven by income of approximately $1.3 million on death benefit proceeds received during the second quarter of 2026.

Credit card income for the three months ended June 30, 2026, decreased $37 thousand, or 25%, due to a vendor contract payout in the second quarter of the prior year and increased $17 thousand, or 9%, for the six months ended June 30, 2026, primarily due to an increase in credit card interchange fee income.

Warrant and success fee income decreased $209 thousand, or 77%, and $206 thousand, or 75%, respectively, for the three and six months ended June 30, 2026. Refer to Note 13 — Derivative Financial Instruments for additional discussion of warrants.

Other investment income for the three and six months ended June 30, 2026, increased $102 thousand and $33 thousand, respectively, compared to the same periods in 2025 primarily due to fair value marks on fund investments.

Other income increased $97 thousand and $187 thousand for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily driven by an increase in letter of credit fee income.

Non-interest Expense

For the three months ended June 30, 2026, non-interest expense increased by $3.9 million, or 31%, to $16.5 million compared to the same period in 2025.The increase was primarily driven by a charge of $2.6 million for the settlement of outstanding litigation, higher salaries and employee benefits expense, increased legal and professional fees and higher directors' fees and expenses.

During the six months ended June 30, 2026, non-interest expense increased by $5.1 million, or 20%, to $30.6 million compared to the same period in 2025. The increase was primarily driven by a charge of $2.6 million for the settlement of outstanding litigation, higher salaries and employee benefits expense, increased legal and professional fees, higher data processing expense and higher directors' fees and expenses, partially offset by a decrease in occupancy and equipment expense.

The following table reflects the major components of the Company’s non-interest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
(In thousands)	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Salaries and employee benefits	$9,563	$8,978	$585	7%	$19,117	$18,075	$1,042	6%
Legal and professional fees	897	715	182	25	2,086	1,226	860	70
Data processing	787	759	28	4	1,586	1,374	212	15
Occupancy and equipment	777	759	18	2	1,567	1,755	(188)	(11)
Regulatory assessments	515	420	95	23	1,082	964	118	12
Directors' fees and expenses	306	182	124	68	532	331	201	61
Correspondent bank charges	203	114	89	78	403	284	119	42
Advertising and marketing	97	69	28	41	213	196	17	9
Travel and meals	160	132	28	21	280	239	41	17
Business software and subscriptions	353	330	23	7	698	683	15	2
Settlement of litigation	2,637	-	2,637	NM	2,637	-	2,637	NM
Other expense	178	151	27	18	355	324	31	10
Total non-interest expense	$16,473	$12,609	$3,864	31%	$30,556	$25,451	$5,105	20%

(1) NM - Comparisons from positive to negative values or to zero values are considered not meaningful.

Salaries and employee benefits expense for the three and six months ended June 30, 2026, was $9.6 million, an increase of $585 thousand, or 7%, and $19.1 million, an increase of $1.0 million, or 6%, compared to the same periods in 2025. The increases were primarily driven by increased investment in personnel across the entire Bank, partially offset by higher capitalized loan origination costs. Full-time equivalent headcount totaled 162 as of June 30, 2026 compared to 149 as of June 30, 2025.

Legal and professional fees were $897 thousand and $2.1 million for the three and six months ended June 30, 2026, an increase of $182 thousand, or 25%, and $860 thousand, or 70%, respectively, compared to the same periods in 2025. The increases were driven by higher credit-related legal and professional fees.

Data processing expense was $787 thousand and $1.6 million for the three and six months ended June 30, 2026, an increase of $28 thousand, or 4%, and $212 thousand, or 15%, respectively, compared to the same periods in 2025. The increases were due to higher transaction volume.

Occupancy and equipment expense totaled $777 thousand and $1.6 million for the three and six months ended June 30, 2026, reflecting an increase of $18 thousand, or 2%, from the same period in 2025. For the six months ended June 30, 2026, occupancy and equipment expense decreased $188 thousand, or 11%, compared to the same period in 2025 due to lower rent expense at one of our loan production offices.

Regulatory assessments totaled $515 thousand and $1.1 million for the three and six months ended June 30, 2026, an increase of $95 thousand, or 23%, and $118 thousand, or 12%, respectively, compared to the same periods in 2025 resulting from asset growth and an increase in assessment rates.

Directors' fees and expenses totaled $306 thousand and $532 thousand for the three and six months ended June 30, 2026, an increase of $124 thousand, or 68%, and $201 thousand, or 61%, respectively, compared to the same periods in 2025 resulting from the increased number of Directors compared to the same periods in 2025.

Correspondent bank charges totaled $203 thousand and $403 thousand for the three and six months ended June 30, 2026, an increase of $89 thousand, or 78%, and $119 thousand, or 42%, respectively, compared to the same periods in 2025 due to higher transaction volume.

Settlement of litigation expense totaled $2.6 million for the three and six months ended June 30, 2026. Outstanding litigation was settled during the second quarter of 2026, and the Company recognized litigation charges of $2.6 million in connection with the settlement. Additional information regarding the settlement is included in Note 9 — Commitments and Contingencies.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

Income tax expense was $2.8 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025, was 27.0% and 30.1%, respectively. The decrease compared to the second quarter of 2025 was primarily due to the recognition of approximately $1.3 million in tax-exempt BOLI death benefit proceeds. For the six months ended June 30, 2026 and 2025, income tax expense was $6.2 million and $4.7 million, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025, was 27.2% and 29.7%, respectively. The decrease compared to the same period of 2025 was primarily due to the receipt of tax-exempt income on BOLI death benefit proceeds and from state tax impacts from changes in California law requiring financial institutions to apportion business income using a single sales factor for tax years beginning on or after January 1, 2025. As a result, the second quarter of 2025 included $153 thousand in additional tax expense related to the write-down of deferred tax assets. In addition, the first quarter of 2026 included approximately $514 thousand in discrete tax benefits related to the vesting of equity awards.

Financial Condition

Total assets of the Company were $2.66 billion as of June 30, 2026 and $2.57 billion as of December 31, 2025. Loans, net of deferred fees increased $75.7 million compared to December 31, 2025, and debt securities increased $14.0 million over the same period. Partially offsetting the increase were decreases in the cash surrender value of BOLI policies and other assets.

Loans

As of June 30, 2026, loans, net of deferred fees, totaled $2.22 billion compared to $2.15 billion as of December 31, 2025. The increase from December 31, 2025, was primarily due to the increase in commercial and industrial loans and commercial real estate loans, partially offset by a decrease in construction loans. The loan portfolio was comprised of approximately 50% and 49% of commercial and industrial loans as of June 30, 2026 and December 31, 2025, respectively. Commercial real estate loans comprised 41% of our loans as of June 30, 2026 compared to 40% as of December 31, 2025. The loan portfolio information presented in this section should be read in conjunction with Note 3 — Loans and Note 4 — Allowance for Credit Losses on Loans of the consolidated financial statements.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution of each major loan type as of the dates indicated:

	June 30, 2026		December 31, 2025
(In thousands)	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$1,111,610	50%	$1,049,530	49%
Construction	164,200	7%	196,243	9%
Residential real estate	38,007	2%	45,669	2%
Commercial real estate	909,932	41%	854,342	40%
Consumer	370	0%	2,655	0%
Total outstanding loans, net of deferred fees	2,224,119		2,148,439
Allowance for credit losses on loans	(21,501)		(22,261)
Total loans, net of allowance for credit losses on loans	$2,202,618		$2,126,178

The following table shows the maturity distribution for total loans outstanding as of June 30, 2026:

	Contractual Loan Maturities as of June 30, 2026

		After One	After Five
		Year	Years	After
	One Year	Through	Through	Fifteen
(In thousands)	or Less	Five Years	Fifteen Years	Years	Total
Commercial and industrial	$349,015	$640,019	$122,576	$-	$1,111,610
Construction	129,435	34,765	-	-	164,200
Residential real estate	3,085	23,062	11,860	-	38,007
Commercial real estate	77,281	199,694	632,957	-	909,932
Consumer	174	196	-	-	370
Total loans, net of deferred fees	$558,990	$897,736	$767,393	$-	$2,224,119

The principal balances of loans are indicated by both fixed and variable rate categories as of June 30, 2026 in the table below:

	June 30, 2026
	Fixed	Adjustable	Floating
(In thousands)	Interest Rates	Interest Rates	Interest Rates	Total
Commercial and industrial	$110,768	$59	$1,000,783	$1,111,610
Construction	20,553	-	143,647	164,200
Residential real estate	2,147	7,318	28,542	38,007
Commercial real estate	331,291	566,505	12,136	909,932
Consumer	368	-	2	370
Total loans, net of deferred fees	$465,127	$573,882	$1,185,110	$2,224,119

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

The following table presents the various product types of commercial and industrial loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(In thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Venture	$323,476	15%	$273,887	13%
Sponsor finance	295,685	13%	303,303	14%
Asset-based lending (ABL)	206,605	9%	177,736	8%
Corporate Banking	164,456	7%	150,896	7%
Capital Call Lines (1)	59,751	3%	86,008	4%
Other	61,637	3%	57,700	3%
Total commercial and industrial loans, net of deferred fees	$1,111,610	50%	$1,049,530	49%

(1) Represents loans to non-depository financial institutions, primarily capital call loans to private equity funds.

As of June 30, 2026 and December 31, 2025, we had $909.9 million and $854.3 million, respectively, in commercial real estate loans representing 41% and 40% respectively, of our total loans. Our commercial real estate loans consist of commercial, multi-family and mixed-use property loans for investors and owner-users. Our commercial real estate loans are typically secured by multi-family, hotel/motel, retail, industrial, warehouse or other commercial properties. As of June 30, 2026 and December 31, 2025, 19% and 20%, respectively, of our commercial real estate loans were for non-owner-occupied purposes. All commercial real estate loans were collateralized by properties in California as of June 30, 2026 and December 31, 2025.

The following table presents the components of commercial real estate loans as of the dates indicated:

	June 30, 2026		December 31, 2025
(In thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Office	$143,136	6%	$147,708	7%
Retail	101,776	5%	86,309	4%
Hotel/motel	77,629	3%	78,566	4%
Industrial	62,023	3%	68,408	3%
Warehouse	16,581	1%	16,611	1%
Other	30,629	1%	26,505	1%
Total non-owner-occupied	$431,774	19%	$424,107	20%
Multi-family	280,787	13%	265,105	12%
Owner-occupied	197,371	9%	165,130	8%
Total commercial real estate, net of deferred fees	$909,932	41%	$854,342	40%

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned as of June 30, 2026 or December 31, 2025. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well-secured and in process of legal collection. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Additionally, assets that have been restructured due to the borrower’s financial difficulties may also be classified as non-performing if the restructuring does not restore the asset to a performing status.

The following table presents information regarding the Company’s non-performing assets at the dates indicated:

	June 30,	December 31,
(In thousands)	2026	2025
Non-accrual loans
Commercial and industrial	$-	$5,088
Construction	14,448	19,414
Residential real estate	-	-
Commercial real estate	-	-
Consumer	-	-
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	14,448	24,502
Other real estate owned	-	-
Total non-performing assets	$14,448	$24,502

Non-performing assets to total assets	0.54%	0.95%
Non-performing loans to total loans	0.65%	1.14%

Non-performing loans to total loans were 0.65% as of June 30, 2026, a decrease of 49 basis points from 1.14% as of December 31, 2025. The decrease during the six months ended June 30, 2026, was primarily due to the payoff of a $3.1 million well-collateralized construction loan that was non-performing, the charge-off of two commercial and industrial loans totaling $3.2 million and the partial charge-off of one construction loan totaling $1.9 million.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents an amount that is intended to absorb the lifetime expected credit losses that may be sustained on outstanding loans at the balance sheet date. Additional information regarding the ACL evaluation can be found in Note 4 — Allowance for Credit Losses on Loans to our consolidated financial statements for the three and six months ended June 30, 2026 and 2025. The decrease in the ACL compared to December 31, 2025 was primarily due to the payoff of a $3.1 million construction loan that was non-performing and the charge-off of two commercial and industrial loans totaling $3.2 million and the partial charge-off of one non-performing construction loan totaling $1.9 million. The individual reserve on the two commercial and industrial loans prior to them being charged-off was $1.2 million each.

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

The ACL may be adjusted by charge-offs, net of recoveries of previous losses, and may be increased or decreased by a provision for or recapture of credit losses, which is recorded in the consolidated statements of operations. Management estimates the allowance balance using various information sources, both internal and external, relating to past events, current conditions, and reasonable and supportable forecasts. During 2026, Management transitioned from FOMC economic forecasts based on publicly available economic data to forecasts sourced from Moody's Analytics. The change did not materially alter the Company's ACL methodology but provides a consistent source of economic assumptions used in estimated expected credit losses. Historical credit loss experience typically provides a basis for the estimation of expected credit losses. Adjustments to historical loss information may be made for differences in current loan-specific risk characteristics and changes in environmental conditions. Expected credit losses are typically estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term generally excludes expected extensions, renewals, and modifications. Additional information regarding our ACL policy is included in the section titled “Critical Accounting Policies and Estimates”.

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

Potential Problem Loans

We assign a risk rating to all loans and periodically perform detailed reviews of all such loans exhibiting variances in expected payment and/or financial performance to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by us and by our regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. We individually rate loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, loan-to-value (“LTV”) ratios, collateral, collection experience, and other internal metrics. The risk ratings can be grouped into six major categories, defined as follows:

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

During the six months ended June 30, 2026, loans risk rated as special mention increased $37.2 million. The increase is primarily due to a non-owner-occupied real estate relationship with 3 loans totaling $29.0 million with very low LTVs.

The following table provides information on the activity within the allowance for credit losses on loans as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Allowance for credit losses on loans, beginning of period	$20,938	$18,722	$22,261	$18,679
Provision for credit losses on loans	2,461	891	3,894	891
Charge-offs
Commercial and industrial	(26)	-	(3,197)	-
Construction	(1,875)	-	(1,875)	-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Total charge-offs	(1,901)	-	(5,072)	-
Recoveries
Commercial and industrial	3	11	418	54
Construction	-	-	-	-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Total recoveries	3	11	418	54
Net charge-offs	(1,898)	11	(4,654)	54
Allowance for credit losses on loans, end of period	$21,501	$19,624	$21,501	$19,624

Average loans, net of deferred fees	2,195,164	1,887,263	2,173,049	1,873,068
Loans at the end of period, net of deferred fees	2,224,119	1,911,718	2,224,119	1,911,718
Net charge-offs to average loans (1)	0.35%	0.00%	0.43%	(0.01)%
Allowance for credit losses on loans to total loans	0.97%	1.03%	0.97%	1.03%
Allowance for credit losses on loans to non-performing loans	148.82%	1451.48%	148.82%	1451.48%
Non-performing loans to total loans	0.65%	0.07%	0.65%	0.07%

(1) Charge-off ratios are annualized for the periods presented.

Provision for credit losses on loans was $2.5 million and $3.9 million for the three and six months ended June 30, 2026, respectively, compared to $891 thousand for both the three and six months ended June 30, 2025, primarily due to higher loan balances, the charge-off of two commercial and industrial loans totaling $3.2 million and a $1.9 million partial charge-off of one non-performing construction loan. The following table presents the allocation of the allowance for credit losses as of the dates indicated:

	June 30, 2026		December 31, 2025
(In thousands)	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$14,596	0.66%	$15,612	0.73%
Construction	1,560	0.07%	1,972	0.09%
Residential real estate	437	0.02%	494	0.02%
Commercial real estate	4,906	0.22%	4,150	0.19%
Consumer	2	0.00%	33	0.01%
Total	$21,501	0.97%	$22,261	1.04%

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

Debt Securities

Debt securities available-for-sale totaled $232.2 million as of June 30, 2026, compared to $218.2 million as of December 31, 2025. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of June 30, 2026, debt securities available-for-sale had a net unrealized loss of $2.8 million compared to a net unrealized loss of $328 thousand as of December 31, 2025. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuates. Management evaluated all available-for-sale securities in an unrealized loss position as of June 30, 2026 and December 31, 2025, and concluded no impairment existed at the balance sheet dates.

Our investments provide a source of liquidity as they can be pledged to support borrowed funds or can be liquidated to generate cash proceeds. The investment portfolio is also a resource to us in managing interest rate risk, as the maturity and interest rate characteristics of this asset class can be changed to match changes in the loan and deposit portfolios. We consider available-for-sale security interest rate sensitivity as part of total interest rate risk management. For further discussion, see the sub-section entitled “Interest Rate Sensitivity and Market Risk.” The majority of our available-for-sale investment portfolio is comprised of mortgage-backed securities (MBSs) that are either issued or guaranteed by U.S. government agencies or government-sponsored enterprises (GSEs).

The following table reflects the amortized cost and fair market values for the total portfolio of investments in our securities portfolio June 30, 2026 and December 31, 2025. As of the dates indicated, none of our debt securities were classified as held-to-maturity.

	June 30, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury securities and obligations of U.S. government agencies	$424	$403	$478	$458
Commercial mortgage-backed securities	16,025	15,853	5,454	5,430
Residential mortgage-backed securities	213,786	211,214	207,847	207,552
U.S. states and political subdivisions	4,712	4,726	4,709	4,720
Total available-for-sale securities	$234,947	$232,196	$218,488	$218,160

As of June 30, 2026, the weighted average life of the Bank’s securities was 4.8 years, and the effective duration was 3.6 years, compared to a weighted average life of 4.8 years and effective duration of 3.5 years as of December 31, 2025.

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

	June 30, 2026
			Due after one year through		Due after five years through
	Due less than one year		five years		ten years		Due after ten years		Total
	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA
(In thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
U.S. Treasury securities and obligations of U.S. government agencies	$-	-	$-	-	$424	2.38%	$-	-	$424	2.38%
Commercial mortgage-backed securities	-	-	1,009	3.73	-	-	15,016	5.01	16,025	4.92
Residential mortgage-backed securities	-	-	-	-	-	-	213,786	4.55	213,786	4.55
U.S. states and political subdivisions	-	-	-	-	-	-	4,712	5.71	4,712	5.71
Total available-for-sale securities	$-	-	$1,009	3.73%	$424	2.38%	$233,514	4.60%	$234,947	4.64%

(1) Weighted average yields are computed based on the amortized cost of the individual underlying securities.

Deposits

Our deposits are primarily generated through our bankers’ commercial banking relationships. Many of our business clients maintain liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

We participate in reciprocal deposit networks to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee equal to our reciprocal deposits balances multiplied by an annualized rate. The reciprocal deposit placement fee represents an additional cost that is not incurred with traditional deposit accounts and is factored into our overall cost of deposits. Our participation in the reciprocal deposit network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the network in the future. See "Risk Factors —We participate in reciprocal deposit networks to provide additional FDIC deposit insurance coverage to support our clients and to efficiently manage our balance sheet and liquidity position” in our Annual Report on Form 10-K for the year ended December 31, 2025. In particular, under FDIC regulations, qualifying reciprocal deposits which do not exceed 20% of the liabilities of the Bank may be excluded from being classified as brokered deposits. As of June 30, 2026 and December 31, 2025, our total reciprocal deposits totaled $982.0 million and $929.8 million, respectively. As a result, as of June 30, 2026 and December 31, 2025, an additional $513.0 million and $475.4 million of our deposits, respectively, were considered brokered deposits by the FDIC due to being in excess of the general 20% cap.

As of June 30, 2026 and December 31, 2025, approximately 25% and 26%, respectively, of our deposits were in non-interest-bearing demand deposits. The balance of our deposits as of June 30, 2026 and December 31, 2025, were held in interest-bearing checking, savings and money market accounts, time and non-reciprocal brokered deposits. Approximately 71% and 73% of total deposits were held in interest-bearing checking, money market and savings deposit accounts as of June 30, 2026 and December 31, 2025, respectively, which provide our clients with interest and liquidity. Time and non-reciprocal brokered deposits comprised the remaining 4% and 1% of our deposits as of June 30, 2026 and December 31, 2025, respectively.

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

	June 30, 2026
(In thousands)	Balance	% of Total
Non-interest-bearing demand	$568,509	25%
Interest-bearing checking	1,115,263	48%
Money market and savings	538,399	23%
Time	34,311	1%
Non-reciprocal brokered (1)	65,466	3%
Total deposits	$2,321,948	100%

	December 31, 2025
(In thousands)	Balance	% of Total
Non-interest-bearing demand	$556,972	26%
Interest-bearing checking	1,069,272	49%
Money market and savings	532,149	24%
Time	27,680	1%
Non-reciprocal brokered (1)	-	0%
Total deposits	$2,186,073	100%

(1) FDIC regulations impose a general cap on reciprocal deposits that may be exempt from brokered deposits classification equal to 20% of the Bank's total liabilities. As of June 30, 2026 and December 31, 2025, an additional $513.0 million and $475.4 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap, respectively.

As of June 30, 2026, the Company had one deposit relationship, a software company in our Venture Lending division, that exceeded 5% of total deposits totaling $133.4 million. As of December 31, 2025, the Company had two deposit relationships, one a 1031 exchange intermediary service and the other a software company in our Venture Lending division, that exceeded 5% of total deposits. Totaling $228.7 million, together they represented 10% of total deposits as of December 31, 2025. FDIC deposit insurance covers $250,000 per depositor (subject to the rules and regulations of the FDIC), per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $918.5 million and $915.5 million as of June 30, 2026 and December 31, 2025, respectively, representing approximately 40% and 42% of our total deposit portfolio as of June 30, 2026 and December 31, 2025, respectively.

The following table sets forth the scheduled maturities of time deposits as of June 30, 2026.

	June 30, 2026
		Greater Than
	Less than	(or Equal To)
(In thousands)	$250,000	$250,000	Total
Remaining maturity:
Three months or less	$1,781	$12,149	$13,930
Over three through six months	2,674	11,033	13,707
Over six through twelve months	468	2,773	3,241
Over twelve months	15	3,418	3,433
	$4,938	$29,373	$34,311

Borrowings

The Bank has several supplementary funding sources, including a secured line of credit with the Federal Home Loan Bank of San Francisco (“FHLB”) and various available unsecured lines of credit with correspondent banks. The Bank's wholesale funding was 2% of total assets as of both June 30, 2026 and December 31, 2025.

The following table summarizes our borrowings as of the periods indicated.

(In thousands)	June 30, 2026	December 31, 2025
Federal funds lines of credit	$-	$60,000
Federal Home Loan Bank advances	-	-
Subordinated notes, net	22,000	22,000
Total	$22,000	$82,000

Other Short-Term Borrowings

The Company had unsecured Federal Funds lines of credit from correspondent banks totaling $229.0 million as of June 30, 2026 and $206.0 million as of December 31, 2025, with outstanding balances of $0 and $60.0 million as of June 30, 2026 and December 31, 2025, respectively. The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window with a borrowing capacity of $977.5 million and $853.9 million as of June 30, 2026 and December 31, 2025, respectively. There were no borrowings outstanding under this arrangement as of June 30, 2026 and December 31, 2025.

Federal Home Loan Bank Advances

The Bank has a secured line of credit with the FHLB, which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged multi-family and commercial real estate loans within the Bank’s loan portfolio to establish credit availability. As of June 30, 2026, the secured line of credit had no outstanding balance and $550.7 million in remaining borrowing capacity. As of December 31, 2025, the secured line of credit had no outstanding balance and $530.0 million in remaining borrowing capacity.

Long-Term Debt

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of December 30, 2029, and are currently redeemable, subject to certain conditions. The subordinated notes bear interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The interest rate as of June 30, 2026 was 7.33%. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the statement of financial condition, the subordinated notes are carried net of debt issuance costs, and these were fully amortized as of December 31, 2024.

Liquidity and Capital Resources

Liquidity Management

Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. The liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of June 30, 2026 and December 31, 2025, our reported liquidity ratios were 16.2% and 15.9%, respectively.

We maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. As of June 30, 2026, we had remaining borrowing capacity totaling $550.7 million and $977.5 million with the FHLB and Federal Reserve, respectively. The Bank maintains unsecured lines of credit with correspondent banks that provide combined availability of $229.0 million and $206.0 million as of June 30, 2026 and December 31, 2025. There were no outstanding balances on these unsecured lines of credit as of June 30, 2026. Outstanding balances on these unsecured lines of credit as of December 31, 2025, totaled $60.0 million.

In addition to these sources of liquidity, we also utilize One-way deposits. One-way deposits involve receiving deposits from other banks’ clients through the network. This mechanism can provide an additional source of liquidity by allowing us to increase our deposits without reciprocating. There were no outstanding One-way deposits as of June 30, 2026 or December 31, 2025.

As an intermediate source of liquidity, we may sell AFS securities or allow AFS securities to mature without reinvestment in the securities portfolio. As of June 30, 2026 and December 31, 2025, our AFS securities portfolio had a fair value of $232.2 million and $218.2 million, respectively, and an amortized cost of $234.9 million and $218.5 million, respectively. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell including the marketability of the bonds, current prices and estimated losses.

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

Non-reciprocal brokered deposits are used as a supplemental funding source to support loan growth, manage balance sheet liquidity, and maintain funding diversification. These deposits generally have contractual maturities and predictable repricing characteristics, which can aid in cash flow planning and interest rate risk management. Management does not rely on brokered deposits as a primary source of day‑to‑day liquidity but utilizes them opportunistically to complement customer deposit funding, particularly when core deposit growth does not fully align with asset growth or when market conditions make such funding cost‑effective. As of June 30, 2026, non-reciprocal brokered deposits totaled $65.5 million, representing 3% of total deposits, compared to $0 as of December 31, 2025.

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

Capital Resources

Capital adequacy is generally considered an important indicator of financial stability and performance. Our objectives include maintaining capitalization at levels that we believe are sufficient to support asset growth and to promote confidence among our depositors, investors, and regulators. We recognize that robust capital management practices are integral to addressing various financial and operational challenges, which may include managing credit risk, liquidity risk, balance sheet growth, new products, regulatory changes and competitive pressures. Our Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including but not limited to, the need for raising additional capital (whether in the form of debt and/or equity), replacing existing capital, redeeming outstanding capital (including redemption of our outstanding subordinated notes and issuance of new subordinated notes), or returning capital to our shareholders whether through dividends and/or share repurchases.

The Company announced a stock repurchase program on November 25, 2020, authorizing the repurchase of up to 5% or 307,780 shares of the Company’s then outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2026 under this repurchase program. During the six months ended June 30, 2026, the Company repurchased 25,000 shares of its common stock for $693 thousand at an average price of $27.69 per share under the publicly announced stock repurchase program. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. An aggregate of 257,433 shares remain available for repurchase under the Company’s stock repurchase program. There is no obligation on the part of the Company to repurchase any shares of its common stock and there can be no assurance that any future share repurchases will be made.

Shareholders’ equity as of June 30, 2026, was $296.2 million, an increase of $15.2 million, or 5%, compared to $281.0 million as of December 31, 2025. The increase included an increase in retained earnings of $16.7 million, partially offset by an increase in unrealized losses on AFS securities in accumulated other comprehensive loss of $1.8 million. Book value per share as of June 30, 2026 and December 31, 2025, was $26.97 and $25.66, respectively.

Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk-based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of June 30, 2026 and December 31, 2025, respectively, 8.2% and 8.0% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the relevant quarter.

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

	Consolidated
	June 30, 2026		December 31, 2025
(In thousands)	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$332,342	12.79%	$313,481	12.57%
Tier 1 risk-based capital ratio	294,950	11.35%	275,669	11.05%
Common equity tier 1 capital ratio	294,950	11.35%	275,669	11.05%
Tier 1 leverage ratio	294,950	11.50%	275,669	11.23%

	Bank
	June 30, 2026		December 31, 2025
(In thousands)	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$330,796	12.77%	$309,703	12.45%
Tier 1 risk-based capital ratio	306,604	11.83%	285,091	11.46%
Common equity tier 1 capital ratio	306,604	11.83%	285,091	11.46%
Tier 1 leverage ratio	306,604	11.99%	285,091	11.65%

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

The following is a summary of our off-balance sheet commitments outstanding as of the dates indicated. The Bank has some commitments that are unconditionally cancellable at our discretion, and these amounts are not included in the table below:

(In thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$764,992	$688,115
Standby letters of credit	23,105	19,168

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

Contractual Obligations

The following table presents, as of June 30, 2026, our significant contractual obligations to third parties on debt and lease agreements and service obligations:

	June 30, 2026
		After One	After Two
	One Year	Year Through	Years Through	After
(In thousands)	or Less	Two Years	Five Years	Five years	Total
Time deposits (1)	$30,879	$1,258	$2,174	$-	$34,311
Subordinated debentures (1)	-	-	22,000	-	22,000
Operating leases, net	1,349	3,270	1,210	-	5,829
Significant contracts (2)	1,404	2,723	1,362	-	5,489
Total	$33,632	$7,251	$26,746	$-	$67,629

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

Our loan-to-deposit ratio as of June 30, 2026 and December 31, 2025, was 95.8% and 98.3%, respectively. As of June 30, 2026 and December 31, 2025, the Company had cash of $159.9 million and $154.6 million, respectively, and total other liquidity sources, including available borrowing capacity and unpledged debt securities of approximately $2.0 billion and $1.80 billion, respectively. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits were approximately 233% and 213%, respectively.

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

As of June 30, 2026, our ALCO is composed of our Chief Executive Officer and at least two independent directors and meets at least quarterly to manage interest rate risk in accordance with policies approved by the Bank’s board of directors. Members of management from various departments also participate in the ALCO meetings, including the Chief Financial Officer, Treasurer, and Chief Revenue Officer. The board of directors receives quarterly interest rate risk measurement results. The ALCO monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

	Estimated Change in Net Interest Income
Change in interest rates (basis points)	June 30, 2026	December 31, 2025
+400	17.95%	16.65%
+300	13.36	12.37
+200	8.73	8.01
+100	4.23	3.76
-100	(1.97)	(1.41)
-200	(2.16)	(1.35)
-300	(1.71)	(0.19)
-400	0.65	0.86

We expect net interest income to benefit from an increase in interest rates as the rates on interest earning assets reprice at a faster pace than the rate on interest bearing liabilities. As rates decrease, net interest income is negatively impacted as the rates on interest earning assets reprice lower at a faster pace than the rates on interest bearing liabilities. The decrease in net interest income is offset by the benefits from the floor rates on our floating rate loans. As of June 30, 2026, approximately 14% of our floating rate loans were at their floor rate. As rates decrease, a larger percentage of the coupon on our floating rate loans will be at the floor rate. If rates decrease 100 basis points, 66% of our floating rate loans will be at their floor rate, and if rates decrease 400 basis points, 85% will be at their floor rate.

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

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The allowance is calculated using a discounted cash flow methodology applied at the loan level. The Company uses Moody's Analytics Unemployment Rate and the GDP Annual Rate to obtain various forecast scenarios to determine the loan portfolio’s quantitative portion of expected credit loss. The Company has elected to forecast the first four quarters of the credit loss estimate and revert on a straight-line basis over eight quarters. Adjustments to historical loss information are made when management determines historical data are not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. These adjustments include factors such as differences in underwriting standards, local economic conditions, portfolio mix, credit quality, concentrations, collateral or other relevant factors. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. The Company utilizes an external vendor model as well as internally developed tools and non-statistical estimation approaches. Accrued interest receivable is excluded from the estimate of credit losses for loans.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Exposure to Software‑as‑a‑Service Borrowers Subjects Us to Risks From Rapid Developments in Artificial Intelligence

We maintain lending relationships with software and technology-enabled companies, including those operating under software‑as‑a‑service (“SaaS”) business models. While SaaS borrowers represent approximately 9% of our total loan portfolio, their operating results and credit profiles may be more sensitive to rapid technological change than those of borrowers in more established industries. In particular, ongoing advances in artificial intelligence (“AI”), including generative AI and automation technologies, may adversely affect the competitive position, revenue stability, and long‑term viability of certain SaaS borrowers.

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

The Company did not repurchase any shares of its common stock under the publicly announced stock repurchase program during the three months ended June 30, 2026.

In connection with income tax withholding obligations related to the vesting of restricted stock, the grantees may surrender awards necessary to cover the statutory tax withholding requirements. Such shares remitted to settle employee tax withholding obligations related to the vesting of restricted stock awards are not part of the publicly announced stock repurchase program.

The following table provides information about shares of our Common Stock that were surrendered during the quarter ended June 30, 2026 to settle employee tax withholding obligations related to the vesting of restricted stock awards.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share(1)	Announced Plans or Programs	Under the Plans or Programs
April 1, 2026 to April 30, 2026	-	$-	-	257,433
May 1, 2026 to May 31, 2026	82	29.56	-	257,433
June 1, 2026 to June 30, 2026	67	31.96	-	257,433
Total	149	$30.64	-	257,433

(1) During the three months ended June 30, 2026, 149 shares of Common Stock were acquired by the Company to satisfy tax withholding obligations in connection with the vesting of restricted shares of Common Stock. The value of such shares of Common Stock remitted to the Company was based on the closing price of the Company's Common Stock on the applicable withholding date. These purchases were not included within the Company's publicly announced share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Avidbank Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 filed with the Form S-1 filed by the Registrant on July 18, 2025)
3.2	Third Amended and Restated Bylaws of Avidbank Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 filed with the Form S-1 filed by the Registrant on July 18, 2025)
4.1	Form of Certificate of Common Stock of Avidbank Holdings, Inc. (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on August 4, 2025)
10.1	Employment Confirmation Letter by and between Avidbank and Jonathan M. Dale dated June 26, 2026 (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 3, 2026).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.
**	Furnished herewith.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document contained in Exhibit 101)

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

Date: August 12, 2026