Form 10-Q
period 2026-09-30
Avidbank Holdings, Inc.
filed 2026-11-12
CIK 1443575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 2026, the registrant had 11,010,374 shares of common stock, no par value per share (the “Common Stock”), outstanding.

AVIDBANK HOLDINGS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except per share data)	September 30, 2026	December 31, 2025

ASSETS
Cash and due from financial institutions	$9,229	$7,942
Due from Federal Reserve Bank and interest-bearing deposits in other financial institutions	344,830	146,627
Total cash and cash equivalents	354,059	154,569
Debt securities available-for-sale, at fair value (amortized cost $292,809 and $218,488, net of allowance for credit losses of $0 and $0)	279,712	218,160
Loans, net of allowance for credit losses on loans of $22,789 and $22,261	2,259,739	2,126,178
Federal Home Loan Bank stock, at cost	8,409	8,409
Premises and equipment, net	984	1,526
Cash surrender value of bank-owned life insurance policies	11,540	13,045
Accrued interest receivable and other assets	52,389	47,756
Total assets	$2,966,832	$2,569,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$535,128	$556,972
Interest-bearing	2,076,918	1,629,101
Total deposits	2,612,046	2,186,073
Short-term borrowings	-	60,000
Subordinated debentures, net	29,130	22,000
Accrued interest payable and other liabilities	26,146	20,591
Total liabilities	2,667,322	2,288,664
Commitments and contingent liabilities (Note 9)
Shareholders' equity
Preferred stock - no par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	-	-
Common stock - no par value; 25,000,000 shares authorized; 10,996,074 and 10,947,967 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	170,843	169,990
Retained earnings	138,002	111,150
Accumulated other comprehensive loss, net of taxes	(9,335)	(161)
Total shareholders' equity	299,510	280,979
Total liabilities and shareholders' equity	$2,966,832	$2,569,643

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest and fees on loans	$37,426	$33,880	$109,339	$98,732
Taxable debt securities	3,120	1,126	8,084	4,517
Tax-exempt debt securities	30	31	92	92
Federal Home Loan Bank dividends	200	184	646	550
Other interest income	2,796	2,033	4,376	3,532
Total interest income	43,572	37,254	122,537	107,423
Interest on deposits	14,411	13,776	38,950	40,272
Interest on short-term borrowings	-	385	437	3,538
Interest on subordinated debentures	487	443	1,296	1,321
Total interest expense	14,898	14,604	40,683	45,131
Net interest income	28,674	22,650	81,854	62,292
Provision for credit losses	1,151	1,355	5,385	2,280
Net interest income after provision for credit losses	27,523	21,295	76,469	60,012
Service charges and fees	887	779	2,559	2,381
Foreign exchange income	324	267	1,027	683
Bank-owned life insurance income (1)	97	96	1,700	279
Credit card income	106	57	320	254
Warrant and success fee income	112	-	179	273
Other investment income	55	315	112	339
Net loss on sale of debt securities	-	(62,391)	-	(62,391)
Other income	115	25	316	39
Total non-interest income	1,696	(60,852)	6,213	(58,143)
Salaries and employee benefits	10,178	9,766	29,296	27,841
Legal and professional fees	1,316	591	3,401	1,817
Data processing	901	792	2,487	2,166
Occupancy and equipment	830	723	2,397	2,478
Regulatory assessments	486	445	1,567	1,409
Other operating expenses	1,414	1,162	6,531	3,219
Total non-interest expense	15,125	13,479	45,679	38,930
Income / (loss) before provision for income taxes	14,094	(53,036)	37,003	(37,061)
Provision / (benefit) for income taxes	3,910	(15,301)	10,151	(10,559)
Net income / (loss)	$10,184	$(37,735)	$26,852	$(26,502)

Net income / (loss) per common share data
Basic earnings / (loss) per common share	$0.96	$(4.12)	$2.53	$(3.28)
Diluted earnings / (loss) per common share	0.94	(4.12)	2.49	(3.28)

Weighted average shares - basic	10,626,969	9,168,707	10,612,036	8,069,830
Weighted average shares - diluted	10,803,901	9,168,707	10,785,050	8,069,830

(1)  Includes $1.3 million in income related to bank-owned life insurance (“BOLI”) death benefits for the nine months ended September 30, 2026.

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income / (loss)	$10,184	$(37,735)	$26,852	$(26,502)

Other comprehensive (loss) / income, before tax
Unrealized gains on securities:
Unrealized holdings (losses) / gains	(10,346)	327	(12,769)	9,518
Reclassification adjustment for losses included in net income	-	62,391	-	62,391
	(10,346)	62,718	(12,769)	71,909
Derivative instruments designated as cash flow hedges:
Amortization of terminated cash flow hedges	(11)	21	(31)	62
Other comprehensive (loss) / income, before tax	(10,357)	62,739	(12,800)	71,971

Tax effect	2,939	(18,044)	3,626	(21,063)
Total other comprehensive (loss) / income, after tax	(7,418)	44,695	(9,174)	50,908
Comprehensive income	$2,766	$6,960	$17,678	$24,406

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
(In thousands)	Shares	Amount	Earnings	(Loss) / Income	Equity
Balance, June 30, 2026	10,982,764	$170,284	$127,818	$(1,917)	$296,185
Net income	-	-	10,184	-	10,184
Other comprehensive loss	-	-	-	(7,418)	(7,418)
Restricted stock issued, net of forfeitures	21,419	-	-	-	-
Restricted stock surrendered for tax withholding upon vesting	(8,109)	(264)	-	-	(264)
Stock-based compensation	-	823	-	-	823
Balance, September 30, 2026	10,996,074	$170,843	$138,002	$(9,335)	$299,510

Balance, December 31, 2025	10,947,967	$169,990	$111,150	$(161)	$280,979
Net income	-	-	26,852	-	26,852
Other comprehensive loss	-	-	-	(9,174)	(9,174)
Restricted stock issued, net of forfeitures	104,060	-	-	-	-
Restricted stock surrendered for tax withholding upon vesting	(30,953)	(928)	-	-	(928)
Repurchase of common stock	(25,000)	(693)	-	-	(693)
Stock-based compensation	-	2,474	-	-	2,474
Balance, September 30, 2026	10,996,074	$170,843	$138,002	$(9,335)	$299,510

Balance, June 30, 2025	7,923,946	$107,608	$141,936	$(45,125)	$204,419
Net income	-	-	(37,735)	-	(37,735)
Other comprehensive income	-	-	-	44,695	44,695
Issuance of common stock upon initial public offering, net of offering costs	3,001,500	61,344	-	-	61,344
Restricted stock issued, net of forfeitures	15,900	-	-	-	-
Restricted stock surrendered for tax withholding upon vesting	(16,244)	(422)	-	-	(422)
Stock-based compensation	-	812	-	-	812
Balance, September 30, 2025	10,925,102	$169,342	$104,201	$(430)	$273,113

Balance, December 31, 2024	7,906,761	$106,997	$130,703	$(51,338)	$186,362
Net income	-	-	(26,502)	-	(26,502)
Other comprehensive income	-	-	-	50,908	50,908
Issuance of common stock upon initial public offering, net of offering costs	3,001,500	61,344	-	-	61,344
Restricted stock issued, net of forfeitures	75,248	-	-	-	-
Restricted stock surrendered for tax withholding upon vesting	(58,407)	(1,401)	-	-	(1,401)
Stock-based compensation	-	2,402	-	-	2,402
Balance, September 30, 2025	10,925,102	$169,342	$104,201	$(430)	$273,113

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Operating activities
Net income / (loss)	$26,852	$(26,502)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,385	2,280
Depreciation, amortization and accretion	6	1,053
Net loss on sale of debt securities	-	62,391
Increase in deferred loan origination fees, net	(410)	(318)
Earnings on bank-owned life insurance policies	(1,700)	(279)
Repayment of operating lease liabilities	1,667	1,726
Stock-based compensation expense	2,474	2,402
Net increase in accrued interest receivable and other assets	(2,705)	(18,059)
Net increase / (decrease) in accrued interest payable and other liabilities	5,363	(1,613)
Net cash provided by operating activities	36,932	23,081

Investing activities
Purchase of available-for-sale debt securities	(96,015)	(163,169)
Proceeds from sales of available-for-sale debt securities	-	274,708
Proceeds from paydowns/maturities of available-for-sale debt securities	22,274	20,579
Proceeds from the death benefit of bank-owned life insurance policies	3,205	-
Net increase in loans	(138,344)	(93,234)
Purchase of premises and equipment	(29)	(93)
Net cash (used in) / provided by investing activities	(208,909)	38,791

Financing activities
Net increase in deposits	425,973	157,803
Payments for employee tax withholding on net settlement of restricted stock awards	(928)	(1,401)
Proceeds from the issuance of common stock upon initial public offering, net of offering costs	-	61,344
Repurchase of common stock	(693)	-
Net (repayment) / proceeds from overnight borrowings	(60,000)	(115,000)
Net (repayment) / proceeds from Federal Home Loan Bank borrowings	-	(70,000)
Proceeds from issuance of subordinated debt	30,000	-
Repayment of subordinated debt	(22,000)	-
Payment of subordinated debt issuance costs	(885)	-
Net cash provided by financing activities	371,467	32,746

Net change in cash and cash equivalents	199,490	94,618

Cash and cash equivalents at beginning of period	154,569	82,701
Cash and cash equivalents at end of period	$354,059	$177,319

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$40,283	$46,049
Income taxes, net of refunds	2,538	4,601
Supplemental non-cash disclosures:
Recording of right-of-use assets in exchange for lease liabilities	$8,483	$439
Change in unrealized losses / (gains) on available-for-sale debt securities, net of tax	9,143	(50,846)

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

AVIDBANK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Avidbank Holdings, Inc. (the “Company”) have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. All material intercompany balances and transactions have been eliminated. In the Statement of Cash Flows the Company has elected to present proceeds and redemptions from borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) on a net basis.

Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended  December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on the Company’s Form 10-K (File No. 001-42792).

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

NOTE 2 – DEBT SECURITIES

The Company's debt securities portfolio was classified as available-for-sale as of  September 30, 2026 and  December 31, 2025. The Company did not hold any securities classified as trading or held-to-maturity as of  September 30, 2026 or  December 31, 2025. The amortized cost and estimated fair value of available-for-sale debt securities as of  September 30, 2026 and  December 31, 2025 consisted of the following:

	September 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$363	$-	$(24)	$339
Commercial mortgage-backed securities	25,805	-	(1,329)	24,476
Residential mortgage-backed securities	261,928	-	(11,329)	250,599
U.S. states and political subdivisions	4,713	-	(415)	4,298
Total available-for-sale	$292,809	$-	$(13,097)	$279,712

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$478	$-	$(20)	$458
Commercial mortgage-backed securities	5,454	3	(27)	5,430
Residential mortgage-backed securities	207,847	340	(635)	207,552
U.S. states and political subdivisions	4,709	72	(61)	4,720
Total available-for-sale	$218,488	$415	$(743)	$218,160

Net unrealized losses on available-for-sale debt securities totaling $9.4 million were recorded as accumulated other comprehensive loss, net of tax of $3.7 million, within shareholders' equity as of  September 30, 2026. Net unrealized losses on available-for-sale debt securities totaling $234 thousand were recorded as accumulated other comprehensive loss, net of tax of $94 thousand, within shareholders' equity as of  December 31, 2025.

During the nine months ended September 30, 2026, the Company purchased $96.0 million of available-for-sale debt securities with an average yield of 5.10% and a duration of 3.72 years. During the three and nine months ended September 30, 2026, there were no sales or calls of debt securities and no gains realized or losses recognized. There were no transfers between investment categories during the three and nine months ended September 30, 2026 and 2025.

Debt securities with unrealized losses as of  September 30, 2026 and  December 31, 2025 are summarized and classified according to the duration of the loss period as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
September 30, 2026	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$-	$-	$339	$(24)	$339	$(24)
Commercial mortgage-backed securities	24,476	(1,329)	-	-	24,476	(1,329)
Residential mortgage-backed securities	240,726	(10,777)	9,873	(552)	250,599	(11,329)
U.S. states and political subdivisions	3,547	(232)	751	(183)	4,298	(415)
Total available-for-sale	$268,749	$(12,338)	$10,963	$(759)	$279,712	$(13,097)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2025	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$-	$-	$458	$(20)	$458	$(20)
Commercial mortgage-backed securities	3,441	(20)	1,004	(7)	4,445	(27)
Residential mortgage-backed securities	103,636	(437)	1,798	(198)	105,434	(635)
U.S. states and political subdivisions	1,004	-	871	(61)	1,875	(61)
Total available-for-sale	$108,081	$(457)	$4,131	$(286)	$112,212	$(743)

There were 4 individual available-for-sale securities in an unrealized loss position for greater than 12 months in the tables above as of  September 30, 2026, unchanged from  December 31, 2025. Management believes the unrealized losses on the Company’s debt securities were caused by interest rate changes. The contractual cash flows of those investments are generally guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. As of  September 30, 2026, the Company did not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. No credit impairment was recorded for those securities in an unrealized loss position for the three and nine months ended September 30, 2026 or  September 30, 2025, and there was no allowance for credit losses on securities available-for-sale recorded as of  September 30, 2026 or  December 31, 2025.

The amortized cost and estimated fair value of available-for-sale debt securities as of  September 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	363	339
Due after five years through 10 years	1,003	935
Due after 10 years	3,710	3,363
	5,076	4,637
Debt securities not due at a single maturity date: mortgage-backed securities	287,733	275,075
Total available-for-sale	$292,809	$279,712

Debt securities with fair values of $9.4 million and $8.9 million were pledged as of  September 30, 2026 and  December 31, 2025, respectively, toward certain letters of credit. No debt securities were pledged to secure public deposits as of  September 30, 2026 or  December 31, 2025.

NOTE 3 – LOANS

Outstanding loans are summarized below:

(In thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$1,132,350	$1,049,530
Construction	161,623	196,243
Residential real estate	37,933	45,669
Commercial real estate	950,196	854,342
Consumer	426	2,655
Total outstanding loans, net of deferred fees	2,282,528	2,148,439
Allowance for credit losses on loans	(22,789)	(22,261)
Total loans, net of allowance for credit losses on loans	$2,259,739	$2,126,178

From time to time, the Bank pledges loans as collateral under a short-term borrowing arrangement through the Discount Window of the Federal Reserve Bank. The Bank has pledged a total of $1.12 billion and $972.7 million of loans for borrowing capacity of $955.2 million and $853.9 million as of  September 30, 2026 and  December 31, 2025, respectively. The Bank had no Federal Reserve Bank borrowings outstanding that were secured by loans as of  September 30, 2026 and  December 31, 2025.

The Bank has entered into an agreement providing for the pledging of loans for borrowing capacity with the Federal Home Loan Bank. The Bank pledged a total of $813.4 million of loans for borrowing capacity of $564.1 million as of  September 30, 2026. In comparison, the Bank pledged a total of $773.0 million of loans for borrowing capacity of $530.0 million as of  December 31, 2025. There were no FHLB borrowings outstanding as of  September 30, 2026 or  December 31, 2025.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES ON LOANS

Changes in the allowance for credit losses on loans during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Balance, beginning of period	$21,501	$19,624	$22,261	$18,679
Provision for credit losses on loans	1,299	1,364	5,193	2,255
Charge-offs	(11)	-	(5,083)	-
Recoveries	-	37	418	91
Balance, end of period	$22,789	$21,025	$22,789	$21,025

Accrued interest receivable related to loans totaled $8.7 million and $8.2 million as of  September 30, 2026 and  December 31, 2025, respectively, and was reported in accrued interest receivable and other assets on the consolidated statements of financial condition. Accrued interest receivable was excluded from the estimate of credit losses.

Allocation of the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the Three Months Ended September 30,
	2026
	Commercial		Residential	Commercial
(In thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, June 30, 2026	$14,596	$1,560	$437	$4,906	$2	$21,501
Provision for credit losses on loans (1)	584	(354)	58	1,010	1	1,299
Charge-offs	-	(11)	-	-	-	(11)
Recoveries	-	-	-	-	-	-
Balance, September 30, 2026	$15,180	$1,195	$495	$5,916	$3	$22,789

	2025
	Commercial		Residential	Commercial
(In thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, June 30, 2025	$12,058	$2,534	$353	$4,654	$25	$19,624
Provision for credit losses on loans (1)	959	270	25	107	3	1,364
Charge-offs	-	-	-	-	-	-
Recoveries	37	-	-	-	-	37
Balance, September 30, 2025	$13,054	$2,804	$378	$4,761	$28	$21,025

	For the Nine Months Ended September 30,
	2026
	Commercial		Residential	Commercial
(In thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, December 31, 2025	$15,612	$1,972	$494	$4,150	$33	$22,261
Provision for credit losses on loans (1)	2,347	1,109	1	1,766	(30)	5,193
Charge-offs	(3,197)	(1,886)	-	-	-	(5,083)
Recoveries	418	-	-	-	-	418
Balance, September 30, 2026	$15,180	$1,195	$495	$5,916	$3	$22,789

	2025
	Commercial		Residential	Commercial
(In thousands)	and Industrial	Construction	Real Estate	Real Estate	Consumer	Total
Balance, December 31, 2024	$10,170	$3,005	$286	$5,207	$11	$18,679
Provision for credit losses on loans (1)	2,793	(201)	92	(446)	17	2,255
Charge-offs	-	-	-	-	-	-
Recoveries	91	-	-	-	-	91
Balance, September 30, 2025	$13,054	$2,804	$378	$4,761	$28	$21,025

(1) Excludes provision for unfunded commitments of ($148) thousand and $192 thousand for the three and nine months ended September 30, 2026, respectively, and ($9) thousand and $25 thousand for the three and nine months ended September 30, 2025, respectively.

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of  September 30, 2026 and  December 31, 2025:

September 30, 2026
	Non-accrual	Non-accrual		Loans Past
	Loans With No	Loans With	Total	Due over 89
	Allowance for	Allowance for	Non-accrual	Days Still
(In thousands)	Credit Losses	Credit Losses	Loans	Accruing
Commercial and industrial	$-	$-	$-	$-
Construction	14,437	1,500	15,937	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	$14,437	$1,500	$15,937	$-

December 31, 2025
	Non-accrual	Non-accrual		Loans Past
	Loans With No	Loans With	Total	Due over 89
	Allowance for	Allowance for	Non-accrual	Days Still
(In thousands)	Credit Losses	Credit Losses	Loans	Accruing
Commercial and industrial	$-	$5,088	$5,088	$-
Construction	19,414	-	19,414	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	$19,414	$5,088	$24,502	$-

The following tables present the risk category and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
(In thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
September 30, 2026
Commercial and industrial
Risk Rating
Pass	$184,316	$213,912	$52,594	$22,151	$21,459	$8,102	$605,063	$3,750	$1,111,347
Special Mention	-	445	461	-	4,769	-	1,374	-	7,049
Substandard	1,963	-	-	4,828	371	-	6,792	-	13,954
Substandard - Non-accrual	-	-	-	-	-	-	-	-	-
Total	$186,279	$214,357	$53,055	$26,979	$26,599	$8,102	$613,229	$3,750	$1,132,350
Gross charge-offs	$-	$-	$-	$3,197	$-	$-	$-	$-	$3,197

Construction
Risk Rating
Pass	$40,506	$36,782	$38,499	$18,813	$6,299	$2,314	$-	$-	$143,213
Special Mention	-	-	-	-	-	2,473	-	-	2,473
Substandard - Non-accrual	-	-	1,500	-	-	14,437	-	-	15,937
Total	$40,506	$36,782	$39,999	$18,813	$6,299	$19,224	$-	$-	$161,623
Gross charge-offs	$-	$-	$-	$-	$-	$1,886	$-	$-	$1,886

Residential Real Estate
Risk Rating
Pass	$1,220	$3,270	$-	$4,275	$663	$2,665	$25,840	$-	$37,933
Total	$1,220	$3,270	$-	$4,275	$663	$2,665	$25,840	$-	$37,933
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Risk Rating
Pass	$156,215	$146,328	$51,940	$142,795	$121,926	$286,747	$15,428	$-	$921,379
Special Mention	-	18,829	-	-	-	9,988	-	-	28,817
Total	$156,215	$165,157	$51,940	$142,795	$121,926	$296,735	$15,428	$-	$950,196
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk Rating
Pass	$-	$-	$-	$-	$-	$-	$426	$-	$426
Total	$-	$-	$-	$-	$-	$-	$426	$-	$426
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$382,257	$400,292	$143,033	$188,034	$150,347	$299,828	$646,757	$3,750	$2,214,298
Special Mention	-	19,274	461	-	4,769	12,461	1,374	-	38,339
Substandard	1,963	-	-	4,828	371	-	6,792	-	13,954
Substandard - Non-accrual	-	-	1,500	-	-	14,437	-	-	15,937
Total	$384,220	$419,566	$144,994	$192,862	$155,487	$326,726	$654,923	$3,750	$2,282,528

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
(In thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
December 31, 2025
Commercial and industrial
Risk Rating
Pass	$273,105	$69,415	$46,268	$30,290	$15,579	$5,807	$586,324	$5,000	$1,031,788
Special Mention	1,016	-	-	3,522	-	-	6,305	-	10,843
Substandard	-	-	1,295	26	-	-	490	-	1,811
Substandard - Non-accrual	-	-	3,850	-	-	-	-	-	3,850
Doubtful - Non-accrual	-	-	1,238	-	-	-	-	-	1,238
Total	$274,121	$69,415	$52,651	$33,838	$15,579	$5,807	$593,119	$5,000	$1,049,530
Gross charge-offs	$1,523	$-	$-	$-	$-	$-	$-	$-	$1,523

Construction
Risk Rating
Pass	$42,573	$65,573	$46,201	$12,847	$6,005	$3,630	$-	$-	$176,829
Substandard - Non-accrual	-	-	-	3,091	16,323	-	-	-	19,414
Total	$42,573	$65,573	$46,201	$15,938	$22,328	$3,630	$-	$-	$196,243
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate
Risk Rating
Pass	$3,477	$2,663	$4,325	$673	$-	$2,724	$31,807	$-	$45,669
Total	$3,477	$2,663	$4,325	$673	$-	$2,724	$31,807	$-	$45,669
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Risk Rating
Pass	$179,320	$56,045	$152,850	$128,199	$124,128	$206,499	$7,301	$-	$854,342
Total	$179,320	$56,045	$152,850	$128,199	$124,128	$206,499	$7,301	$-	$854,342
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk Rating
Pass	$-	$-	$-	$-	$-	$-	$2,655	$-	$2,655
Total	$-	$-	$-	$-	$-	$-	$2,655	$-	$2,655
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$498,475	$193,696	$249,644	$172,009	$145,712	$218,660	$628,087	$5,000	$2,111,283
Special Mention	1,016	-	-	3,522	-	-	6,305	-	10,843
Substandard	-	-	1,295	26	-	-	490	-	1,811
Substandard - Non-accrual	-	-	3,850	3,091	16,323	-	-	-	23,264
Doubtful - Non-accrual	-	-	1,238	-	-	-	-	-	1,238
Total	$499,491	$193,696	$256,027	$178,648	$162,035	$218,660	$634,882	$5,000	$2,148,439

During the nine months ended September 30, 2026, loans risk rated as special mention increased $27.5 million. The increase is primarily due to a fully collateralized non-owner-occupied real estate relationship totaling $28.8 million. Accruing substandard loans increased $12.1 million, primarily within the commercial and industrial loan portfolio. Partially offsetting these increases was an $8.6 million decrease in nonaccrual loans, reflecting loan payoffs, charge-offs and other changes in the portfolio. As a result, total loans rated other than Pass increased from $37.2 million at December 31, 2025 to $68.2 million at September 30, 2026. Management continues to monitor these relationships and evaluate their effect on expected credit losses.

The Company monitors loans by past due status. The following tables present the aging of past due loans as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026
			Greater than		Total Past
			89 days and		Due and
	30-59 Days	60-89 Days	Still	Non-accrual	Non-accrual
(In thousands)	Past Due	Past Due	Accruing	Loans	Loans	Current	Total
Commercial and industrial	$-	$-	$-	$-	$-	$1,132,350	$1,132,350
Construction	-	-	-	15,937	15,937	145,686	161,623
Residential Real Estate	-	-	-	-	-	37,933	37,933
Commercial Real Estate	-	-	-	-	-	950,196	950,196
Consumer	-	-	-	-	-	426	426
Total	$-	$-	$-	$15,937	$15,937	$2,266,591	$2,282,528

	December 31, 2025
			Greater than		Total Past
			89 days and		Due and
	30-59 Days	60-89 Days	Still	Non-accrual	Non-accrual
(In thousands)	Past Due	Past Due	Accruing	Loans	Loans	Current	Total
Commercial and industrial	$-	$-	$-	$5,088	$5,088	$1,044,442	$1,049,530
Construction	-	-	-	19,414	19,414	176,829	196,243
Residential Real Estate	-	-	-	-	-	45,669	45,669
Commercial Real Estate	1,374	-	-	-	1,374	852,968	854,342
Consumer	-	-	-	-	-	2,655	2,655
Total	$1,374	$-	$-	$24,502	$25,876	$2,122,563	$2,148,439

Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral-dependent, are evaluated individually for purposes of determining an appropriate lifetime allowance for credit losses. Loans deemed collateral-dependent require evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The following table presents outstanding loan balances of collateral-dependent loans by portfolio segment as of  September 30, 2026 and  December 31, 2025.

	Collateral Type
	Real	Business	Accounts
(In thousands)	Property	Assets	Receivable	Equipment	Other	Total
September 30, 2026
Commercial and industrial	$-	$-	$3,882	$-	$-	$3,882
Construction	15,937	-	-	-	-	15,937
Residential Real Estate	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$15,937	$-	$3,882	$-	$-	$19,819

December 31, 2025
Commercial and industrial	$-	$-	$-	$-	$3,850	3,850
Construction	19,414	-	-	-	-	19,414
Residential Real Estate	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$19,414	$-	$-	$-	$3,850	$23,264

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concessions on one loan.

The following tables present the amortized cost basis of loans as of  September 30, 2026 and  September 30, 2025, that were both experiencing financial difficulty and were modified during the three and nine months ended September 30, 2026 and 2025, by portfolio segment and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each segment of financing receivable is also presented below:

				Interest	Principal
				Rate	Forgiveness,
				Reduction,	Interest Rate
		Payment	Interest Rate	Payment	Reduction,
		Delay	Reduction	Delay	Payment
		and/or	and/or	and/or	Delay and
	Term	Term	Payment	Term	Term		% of
(In thousands)	Extension	Extension	Delay	Extension	Extension	Total	Total Class
Three Months Ended September 30, 2026
Commercial and industrial	$3,907	$-	$-	$-	$-	$3,907	0.35%
Construction	-	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$3,907	$-	$-	$-	$-	$3,907	0.17%

Nine Months Ended September 30, 2026
Commercial and industrial	$12,548	$4,769	$-	$-	$-	$17,317	1.53%
Construction	2,472	-	-	-	-	2,472	1.53
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$15,020	$4,769	$-	$-	$-	$19,789	0.87%

Three Months Ended September 30, 2025
Commercial and industrial	$-	$5,258	$-	$-	$-	$5,258	0.60%
Construction	-	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$-	$5,258	$-	$-	$-	$5,258	0.27%

Nine Months Ended September 30, 2025
Commercial and industrial	$1,523	$5,258	$-	$-	$-	$6,781	0.78%
Construction	24,519	-	-	-	-	24,519	11.69
Residential Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$26,042	$5,258	$-	$-	$-	$31,300	1.60%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025:

				Weighted
			Weighted	Average
			Average	Term
	Principal	Payment	Interest Rate	Extension
(In thousands)	Forgiveness ($)	Delays ($) (1)	Reduction (%)	(Months)
Three Months Ended September 30, 2026
Commercial and industrial	-	-	-	16.0
Construction	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	-	-	-	16.0

Nine Months Ended September 30, 2026
Commercial and industrial	-	567	-	11.8
Construction	-	-	-	6.0
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	-	567	-	10.8

Three Months Ended September 30, 2025
Commercial and industrial	-	250	-	-
Construction	-	-	-	-
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	-	250	-	-

Nine Months Ended September 30, 2025
Commercial and industrial	-	250	-	-
Construction	-	-	-	2.4
Residential Real Estate	-	-	-	-
Commercial Real Estate	-	-	-	-
Consumer	-	-	-	-
Total	-	250	-	2.4

(1) Represents delayed repayment of contractual principal while maintaining the original maturity date and contractual interest rate.

Commitments to lend additional funds to borrowers included in the previous tables totaled $351 thousand and $204 thousand at  September 30, 2026 and 2025, respectively. There were no loans to borrowers experiencing financial difficulty, which had been modified in the prior 12 months, with a payment default during the nine months ended September 30, 2026 or 2025.

NOTE 5 – LEASES

Lease Arrangements

The Company enters into leases in the normal course of business primarily for headquarters, back-office operations locations and business development offices. The Company’s leases have remaining terms ranging from 13 to 72 months, some of which include termination or renewal options to extend the lease for up to 5 years.

The Company leases its administrative offices in San Jose under a non-cancellable operating lease. During the third quarter of 2026, the Company executed an amendment to this lease to expand the premises. The amendment extends the lease term to expire in 2032 and has two separate five-year renewal options. The Company also leases office space for loan production offices in Redwood City, California and San Francisco, California. At the end of September 2021, the Company closed its Palo Alto branch office, and the space has been subleased. In the first quarter of 2025, the Redwood City loan production office lease expired. The Company then executed a new Redwood City loan production office lease, in a new location, with a five-year term that expires in 2030. The San Francisco loan production office lease also expires in 2030.

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

Right-of-use assets and lease liabilities by lease type, and the associated statement of financial condition classifications, are as follows (in thousands):

Balance Sheet Classification	September 30, 2026	December 31, 2025
Right-of-use assets:
Operating leases - Accrued interest receivable and other assets	$11,201	$5,606
Total right-of-use assets	11,201	5,606

Lease liabilities:
Operating leases - Accrued interest payable and other liabilities	11,974	6,211
Total lease liabilities	$11,974	$6,211

Lease Expense

Total lease cost for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$686	$600	$2,016	$1,956
Sublease income	(89)	(87)	$(268)	$(260)
Total lease cost, net	$597	$513	$1,748	$1,696

Lease Obligations

Future undiscounted lease payments for operating leases with initial terms of one year or more as of  September 30, 2026 are as follows:

(In thousands)	Leases
Remainder of 2026	$429
2027	2,294
2028	2,564
2029	2,641
2030	2,178
Thereafter	3,498
Total undiscounted lease payments	13,604
Less imputed interest	1,630
Net lease liabilities	$11,974

Supplemental Lease Information

	September 30, 2026	December 31, 2025
Operating lease weighted average remaining lease term (years)	5.30	3.12
Operating lease weighted average discount rate	3.05%	2.46%

NOTE 6 – DEPOSITS

The Company’s total deposits consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Interest-bearing checking	$1,145,612	$1,069,272
Savings	6,167	3,922
Money market	877,630	528,227
Time, $250,000 or more	33,310	21,882
Other time	4,199	5,798
Non-reciprocal brokered (1)	10,000	-
Total interest-bearing deposits	2,076,918	1,629,101
Non-interest-bearing deposits	535,128	556,972
Total deposits	$2,612,046	$2,186,073

(1) FDIC regulations provide a limited exception from brokered deposit classification for certain reciprocal deposits, subject to a general cap determined using a tiered calculation based on the Bank's total liabilities. Due to changes from the 21st Century ROAD to Housing Act, as of  September 30, 2026, none of the Bank's reciprocal deposits exceeded the applicable general cap to be classified as brokered deposits. As of  December 31, 2025, an additional $475.4 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap then in effect.

Non-reciprocal brokered deposits are used to supplement the Company’s traditional deposit funding sources. As of  September 30, 2026, the Company had $10.0 million in non-reciprocal brokered deposits representing 0.38% of total deposits. As of  December 31, 2025, there were no non-reciprocal brokered deposits.

As of  September 30, 2026, scheduled maturities of time deposits for the next five years were as follows:

(In thousands)	September 30, 2026
Remainder of 2026	$27,883
2027	7,437
2028	-
2029	2,189
2030 and after	-
Total time deposits	$37,509

Interest expense recognized on interest-bearing deposits for the three and nine months ended September 30, 2026 and  September 30, 2025, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Interest-bearing checking	$9,249	$9,961	$25,878	$27,974
Savings	26	17	50	36
Money market	4,432	3,319	11,224	9,265
Time, $250,000 or more	284	360	726	1,031
Other time	16	5	65	292
Non-reciprocal brokered	404	114	1,007	1,674
Total interest-bearing deposits	$14,411	$13,776	$38,950	$40,272

Overdrawn deposit accounts reclassified as loans were $226 thousand and $15 thousand as of  September 30, 2026 and  December 31, 2025, respectively.

As of  September 30, 2026, the Company had two deposit relationships, one a technology company in our Specialty Finance division and the other a software company in our Venture Lending Division, that exceeded 5% of total deposits. These two deposit relationships totaled $439.2 million and together they represented 17% of total deposits as of  September 30, 2026. As of  December 31, 2025, the Company had two deposit relationships, one a 1031 exchange intermediary service and the other a software company in our Venture Lending Division, that exceeded 5% of total deposits. These two deposit relationships totaled $228.7 million and together they represented 10% of total deposits as of  December 31, 2025.

Estimated uninsured deposits, including accrued interest, were 49% and 42% of total deposits as of  September 30, 2026 and  December 31, 2025, respectively. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

NOTE 7 – SUBORDINATED DEBENTURES AND OTHER BORROWING ARRANGEMENTS

On August 26, 2026, the Company closed on a $30.0 million private placement of new ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of September 1, 2036 and bear interest at the rate of 7.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 291 basis points. The notes may be redeemed by the Company on September 1, 2031 (and any interest payment date thereafter) or earlier upon certain limited specified events. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the statement of financial condition, the subordinated notes are carried net of debt issuance costs of $885 thousand less accumulated amortization of $15 thousand as of  September 30, 2026.

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes had a maturity date of December 30, 2029 and bore interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The notes were redeemable subject to certain conditions. The indebtedness evidenced by these old subordinated notes, including principal and interest, was unsecured and subordinate and junior to general and secured creditors and depositors. As of December 31, 2024, the debt issuance costs associated with these notes were fully amortized. Effective with the issuance of $30.0 million in new subordinated notes on August 26, 2026, these old notes were redeemed and repurchased by the Company in their entirety during the third quarter of 2026.

The Company had unsecured Federal Funds lines of credit with its correspondent banks totaling $229.0 million as of  September 30, 2026 and $206.0 million as of  December 31, 2025. As of  September 30, 2026, there were no borrowings outstanding, and as of  December 31, 2025, $60.0 million of borrowings were outstanding. The interest rate paid on the borrowings outstanding as of  December 31, 2025, was 3.75%.

The Company has a short-term borrowing arrangement with the FRB through the Discount Window. The Company currently has a detailed lien on certain loans to secure these borrowings. The borrowing capacity under this agreement with the FRB varies depending on the amount of loans pledged and totaled $955.2 million and $853.9 million as of  September 30, 2026 and  December 31, 2025, respectively. There were no borrowings outstanding under this agreement as of  September 30, 2026 or  December 31, 2025.

As a member of the Federal Home Loan Bank of San Francisco, the Bank is eligible to use the FHLB’s facilities for short- and long-term borrowing. Borrowing capacity requires stock ownership in the FHLB and is based on pledged assets or a lien against certain loan categories. As of  September 30, 2026 and  December 31, 2025, there were no borrowings outstanding from the FHLB. The remaining borrowing capacity as of  September 30, 2026 and  December 31, 2025, was $564.1 million and $530.0 million, respectively, under a detailed lien on loans.

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

Dividends paid from the Bank to the Company are restricted under certain Federal laws and regulations governing banks. In addition, the California Financial Code restricts the total dividend payment of any bank in any one year to the lesser of (1) the bank’s retained earnings or (2) the bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period, without the prior approval of the California Department of Financial Protection and Innovation. As of  September 30, 2026, $16.7 million was free of such restrictions.

Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2026 and  September 30, 2025 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$10,184	$(37,735)	$26,852	$(26,502)
Total weighted average shares outstanding – basic	10,626,969	9,168,707	10,612,036	8,069,830
Basic earnings per common share	$0.96	$(4.12)	$2.53	$(3.28)

Net income	$10,184	$(37,735)	$26,852	$(26,502)
Total weighted average shares outstanding – basic	10,626,969	9,168,707	10,612,036	8,069,830
Add: dilutive impact of restricted stock	176,932	-	173,014	-
Total weighted average shares outstanding – diluted	10,803,901	9,168,707	10,785,050	8,069,830
Diluted earnings per common share	$0.94	$(4.12)	$2.49	$(3.28)
Anti-dilutive award shares (1)	-	2	37	11

(1) Represents the total number of shares related to restricted stock awards that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive. These awards were considered anti-dilutive because the assumed proceeds divided by the weighted average shares issuable were higher than the average price of the shares.

Stock Repurchase Program

The Company announced a stock repurchase program on November 25, 2020, authorizing the repurchase of up to 5% or 307,780 shares of the Company's then outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. There is no obligation on the part of the Company to repurchase any shares of its common stock. For the nine months ended September 30, 2026, 25,000 shares were repurchased under the stock repurchase program for $693 thousand at an average price of $27.69 per share during the first quarter of 2026, and no shares were repurchased under the stock repurchase program during the second or third quarters of 2026. These repurchased shares are considered authorized but unissued shares.

As of  September 30, 2026, the Company has repurchased a total of 50,347 shares since the announcement of the stock repurchase program in 2020, leaving 257,433 shares that may yet be purchased under the stock repurchase program.

Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III rules, the Company and the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of  September 30, 2026 and  December 31, 2025, the Company and the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If “adequately capitalized” (not “well-capitalized”), regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of  September 30, 2026 and  December 31, 2025, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

To be categorized as “well-capitalized” under the regulatory framework for prompt corrective actions, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The Company is currently subject to the Federal Reserve's Small Bank Holding Company Policy Statement, which generally applies to bank holding companies with less than $3.0 billion in consolidated assets that meet certain other eligibility requirements and exempts bank holding companies from the Federal Reserve’s risk-based capital and leverage rules. If the Company no longer were subject to the Small Bank Holding Company Policy Statement, the generally applicable capital requirements (described below) that apply to the Bank also would apply to the Company. The Company's consolidated assets were approximately $2.97 billion at  September 30, 2026.

Actual and required capital amounts and ratios, exclusive of the capital conservation buffer, are presented below as of  September 30, 2026 and  December 31, 2025. Under the Basel III Capital Rules, the Bank must also maintain a 2.5% Capital Conservation Buffer (“CCB”) to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as the lowest of the excesses of the Bank's CET1, Tier 1, and total risk-based capital ratios over the applicable minimum capital requirements. Failure to maintain the full 2.5% CCB may result in restrictions on capital distributions and certain discretionary bonus payments. As of  September 30, 2026 and  December 31, 2025, the Bank's risk-based capital exceeded the required CCB.

	September 30, 2026		December 31, 2025

(In thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Avidbank Holdings, Inc.	$308,094	10.82%	$275,669	11.23%
Minimum regulatory requirement	$113,946	4.00%	$98,167	4.00%

Avidbank	$320,409	11.28%	$285,091	11.65%
Minimum requirement for “Well-Capitalized” institution	$142,045	5.00%	$122,359	5.00%
Minimum regulatory requirement	$113,636	4.00%	$97,887	4.00%

Common Equity Tier I
Avidbank Holdings, Inc.	$308,094	11.45%	$275,669	11.05%
Minimum regulatory requirement	$121,054	4.50%	$112,249	4.50%

Avidbank	$320,409	11.94%	$285,091	11.46%
Minimum requirement for “Well-Capitalized” institution	$174,356	6.50%	$161,678	6.50%
Minimum regulatory requirement	$120,708	4.50%	$111,931	4.50%

Tier 1 Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$308,094	11.45%	$275,669	11.05%
Minimum regulatory requirement	$161,405	6.00%	$149,665	6.00%

Avidbank	$320,409	11.94%	$285,091	11.46%
Minimum requirement for “Well-Capitalized” institution	$214,592	8.00%	$198,988	8.00%
Minimum regulatory requirement	$160,944	6.00%	$149,241	6.00%

Total Risk-Based Capital Ratio
Avidbank Holdings, Inc.	$362,556	13.48%	$313,481	12.57%
Minimum regulatory requirement	$215,207	8.00%	$199,554	8.00%

Avidbank	$345,741	12.89%	$309,703	12.45%
Minimum requirement for “Well-Capitalized” institution	$268,240	10.00%	$248,735	10.00%
Minimum regulatory requirement	$214,592	8.00%	$198,988	8.00%

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

The Company has some commitments that are unconditionally cancellable at its discretion, and these amounts are not included in the totals below. The contractual amounts of financial instruments with off-balance-sheet credit risk as of  September 30, 2026 and  December 31, 2025 were as follows:

	September 30, 2026		December 31, 2025
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$51,724	$746,095	$37,731	$650,384
Standby letters of credit	-	20,710	174	18,994

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

Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a client to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to clients. The unamortized fees received for issuing the letters of credit were $172 thousand and $152 thousand as of  September 30, 2026 and  December 31, 2025, respectively. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

As of  September 30, 2026 and  December 31, 2025, in management’s judgment, a concentration of loans existed in construction and commercial real estate related loans. As of both  September 30, 2026 and  December 31, 2025, approximately 49% of the Company's loans were construction and commercial real estate related, representing 7% and 41% of total outstanding loans as of  September 30, 2026, and 9% and 40%, respectively, as of  December 31, 2025.

Contingencies

From time to time, the Company and/or its subsidiary are a party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, any such claims or legal proceedings are not expected to have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

In accordance with Accounting Standards Codification Topic 450, the Company establishes accruals for contingencies, including any litigation, regulatory, or tax matters (but excluding standard business-related legal fees), when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate our outstanding legal and regulatory proceedings and other matters each quarter to assess our loss contingency accruals and make adjustments in such accruals, upward or downward, as appropriate, in light of additional information and based on management’s best judgment. For claims and legal actions where it is not probable that a loss may be incurred, or where we are not currently able to reasonably estimate the loss or range of loss, we do not establish an accrual. As of  September 30, 2026, the Company did not record an accrued contingent liability.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including directors and officers. As of  September 30, 2026 and  December 31, 2025, there were no balances outstanding for related party loans and no additions or amounts repaid during the three and nine months ended September 30, 2026 or during the year ended  December 31, 2025. Undisbursed commitments to related parties totaled $5 thousand as of both  September 30, 2026 and  December 31, 2025.

Deposits of certain officers, directors, and their associates totaled approximately $275 thousand and $248 thousand as of  September 30, 2026 and  December 31, 2025, respectively.

NOTE 11 – OTHER EXPENSES

Other expenses for the three and nine months ended September 30, 2026 and  September 30, 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Directors' fees and expenses	$302	$198	$834	$529
Correspondent bank charges	224	176	627	460
Advertising and marketing	134	114	346	310
Travel and meals	215	196	495	435
Business software and subscriptions	272	278	815	823
Settlement of litigation	-	-	2,637	-
Other	267	200	777	662
Total other expenses	$1,414	$1,162	$6,531	$3,219

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments as of  September 30, 2026 and  December 31, 2025:

Cash and cash equivalents, Federal Funds Sold and interest-bearing deposits in other banks

The carrying amount of these instruments approximate the fair value and are classified as Level 1 in the fair value hierarchy.

Securities available-for-sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations, corporate bonds, municipal bonds and U.S. agency notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 might include certain residual interests in securitizations and other less liquid securities. As of  September 30, 2026 and  December 31, 2025, all securities available for sale were Level 2.

Loans

The fair value of variable rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level 3 within the fair value hierarchy. Fair value for other loans is estimated using discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification in the fair value hierarchy. For collateral-dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above as of  September 30, 2026 and  December 31, 2025, follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors.

Accrued interest receivable

The carrying amount of accrued interest receivable approximates its fair value and is classified as Level 1 in the fair value hierarchy.

Time deposits

Non-maturity deposits are carried at the amount payable on demand, so their fair value equals carrying value. The fair value of fixed maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities. Time deposits are classified as Level 2.

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

The carrying amounts and estimated fair values of financial instruments not carried at fair value as of  September 30, 2026 and  December 31, 2025, are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2026
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from financial institutions	$9,229	$9,229	$-	$-	$9,229
Due from Federal Reserve Bank and interest-bearing deposits in banks	344,830	344,830	-	-	344,830
Loans, net	2,259,739	-	-	2,237,322	2,237,322
Accrued interest receivable	10,441	10,441	-	-	10,441

Financial liabilities:
Time deposits	37,509	-	37,302	-	37,302
Subordinated debentures, net	29,130	-	-	32,417	32,417
Accrued interest payable	541	541	-	-	541

		Fair Value Measurements at
	Carrying	December 31, 2025
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from financial institutions	$7,942	$7,942	$-	$-	$7,942
Due from Federal Reserve Bank and interest-bearing deposits in banks	146,627	146,627	-	-	146,627
Loans, net	2,126,178	-	-	2,110,338	2,110,338
Accrued interest receivable	9,297	9,297	-	-	9,297

Financial liabilities:
Time deposits	27,680	-	27,562	-	27,562
Subordinated debentures, net	22,000	-	-	24,645	24,645
Short-term borrowings	60,000	60,000	-	-	60,000
Accrued interest payable	142	142	-	-	142

Assets Recorded at Fair Value

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of  September 30, 2026 and  December 31, 2025:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as follows:

	September 30, 2026
(In thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$339	$-	$339	$-
Commercial mortgage-backed securities	24,476	-	24,476	-
Residential mortgage-backed securities	250,599	-	250,599	-
U.S. states and political subdivisions	4,298	-	4,298	-
Total securities available-for-sale	$279,712	$-	$279,712	$-

	December 31, 2025
(In thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale
U.S. Treasury securities and obligations of U.S. government agencies	$458	$-	$458	$-
Commercial mortgage-backed securities	5,430	-	5,430	-
Residential mortgage-backed securities	207,552	-	207,552	-
U.S. states and political subdivisions	4,720	-	4,720	-
Total securities available-for-sale	$218,160	$-	$218,160	$-

Fair values for available-for-sale debt securities are based on quoted market prices for similar securities (Level 2). During the nine months ended September 30, 2026 and 2025, there were no significant transfers in or out of Levels 1, 2 or 3.

Non-recurring Basis

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

A loan is considered to be collateral-dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At the time a loan is considered collateral-dependent, it is valued at fair value, less estimated costs to sell. Collateral-dependent loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. There were no changes in valuation techniques used during the three and nine months ended September 30, 2026.

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

Collateral-dependent loans were measured at fair value and had a principal balance of $19.8 million with a valuation allowance of $7 thousand as of  September 30, 2026. As of  December 31, 2025, collateral-dependent loans were measured at fair value and had a principal balance of $23.3 million with a valuation allowance of $1.2 million.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

There were no active derivative contracts in place as of  September 30, 2026 or  December 31, 2025. We recorded amortization of terminated cash flow hedges in the amount of ($11) thousand, ($31) thousand, $21 thousand, and $62 thousand, respectively, for the three and nine months ended September 30, 2026 and 2025.

The Company receives equity warrants with net settlement terms in connection with extending loan commitments to certain of its clients. These warrants are obtained at the inception of a loan facility or the amendment of a loan facility. These warrants are not obtained in lieu of other fees, interest or payments. These warrants potentially provide an additional return, in addition to the traditional loan yield from interest and fees, in the event of a liquidity event of the borrowing company. The Company holds these equity warrants for future investment gains, rather than to hedge economic risks. In general, the equity warrants entitle the Company to buy a specific number of shares of the client’s stock at a specific price over a specific time period. The warrants may also include contingent provisions which provide for additional shares to be purchased at a specific price if defined future events occur, such as future rounds of equity financing by the client, or upon additional borrowings by the client. All of the Company’s equity warrants contain net share settlement provisions, which permit the client to deliver to the Company, upon the Company’s exercise of the warrant, the amount of shares with a current fair value equal to the net gain under the warrant agreement. Warrants held, which amounted to $982 thousand and $945 thousand as of  September 30, 2026 and  December 31, 2025, respectively, are included in accrued interest receivable and other assets on the consolidated balance sheets.

NOTE 14 – REVENUE FROM CONTRACTS WITH CLIENTS

All of the Company’s revenue from contracts with clients in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service charges and fees	$887	$779	$2,559	$2,381
Foreign exchange income	324	267	1,027	683
Bank-owned life insurance income (1)	97	96	1,700	279
Credit card income	106	57	320	254
Warrant and success fee income (1)	112	-	179	273
Other investment income (1)	55	315	112	339
Loss on sale of securities (1)	-	(62,391)	-	(62,391)
Other income (1)	115	25	316	39
Total non-interest income	$1,696	$(60,852)	$6,213	$(58,143)

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

Gains/Losses on Sale of OREO – The Company records a gain from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized, and the gain on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain on sale, the Company adjusts the transaction price and related gain on sale if a significant financing component is present. There were no gains or losses on the sale of OREO during the three and nine months ended September 30, 2026 or  September 30, 2025.

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

Results of Operations Highlights

We reported net income for the three months ended September 30, 2026 of $10.2 million, or $0.94 per diluted share, compared to a net loss of $37.7 million, or $4.12 loss per diluted share, for the same period in 2025. For the nine months ended September 30, 2026, we reported net income of $26.9 million, or $2.49 per diluted share, compared to a net loss of $26.5 million, or $3.28 loss per diluted share, for the same period in 2025. The net loss in the prior year was due to the repositioning of the securities portfolio during the third quarter of 2025. We sold $274.7 million in available-for-sale securities for a loss of $62.4 million and purchased $163.2 million in available-for-sale securities with an average purchase yield of 4.54% in the third quarter of 2025. The following provides highlights of our financial results for the three and nine months ended September 30, 2026:

●	Period-end loans, net of deferred fees, increased $134.1 million, or 6%, compared to December 31, 2025.

●	Average deposits increased $449.9 million, or 22%, from the third quarter of 2025. Period-end deposits increased $426.0 million, or 19%, compared to December 31, 2025.

●	Return on average equity was 13.43% compared to (63.19)% in the third quarter of 2025. Adjusted return on average equity (1) was 13.43% compared to 11.23% in the third quarter of 2025.

●	Return on average assets was 1.42% compared to (6.35)% in the third quarter of 2025. Adjusted return on average assets (1) was 1.42 % compared to 1.13 % in the third quarter of 2025.

●

Net interest margin expanded to 4.07% in the third quarter of 2026, compared to 3.90% in the third quarter of 2025. For the nine months ended September 30, 2026, net interest margin was 4.23% compared to 3.68% for the same period in 2025.

●	The efficiency ratio was 49.80% compared to (35.28)% in the third quarter of 2025. The adjusted efficiency ratio(1) was 49.80% compared to 55.72% in the third quarter of 2025.

●	Book value per share was $27.24 as of September 30, 2026, an increase of $1.58, or 6%, from December 31, 2025.

●

Redeemed $22.0 million of callable subordinated notes and closed on a $30.0 million private placement of new subordinated notes. The new subordinated notes have a maturity date of September 1, 2036, and carry a fixed rate of interest of 7.00% for the first five years.

●

Nonperforming loans to total loans decreased to 0.70% as of September 30, 2026 from 1.14% as of December 31, 2025. Net charge-offs to average loans was 0% compared to (0.01)% in the third quarter of 2025. For the nine months ended September 30, 2026, net charge-offs to average loans was 0.28% compared to (0.01)% for the same period in 2025.

(1) A non-GAAP performance measure. We provide detailed reconciliations in the “Non-GAAP Performance and Financial Measures Reconciliation” table.

Consolidated Financial Highlights

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
INCOME HIGHLIGHTS
Net income	$10,184	$(37,735)	$26,852	$(26,502)
Net income - adjusted (2)	10,184	6,707	27,402	17,940
PER SHARE DATA
Basic earnings per share	$0.96	$(4.12)	$2.53	$(3.28)
Diluted earnings per share	0.94	(4.12)	2.49	(3.28)
Diluted earnings per share – adjusted (2)	0.94	0.72	2.54	2.18
Book value per share	27.24	25.00	27.24	25.00
PERFORMANCE MEASURES
Return on average assets (1)	1.42%	(6.35)%	1.36%	(1.53)%
Return on average assets – adjusted (1) (2)	1.42%	1.13%	1.39%	1.03%
Return on average equity (1)	13.43%	(63.19)%	12.20%	(16.88)%
Return on average equity – adjusted (1) (2)	13.43%	11.23%	12.45%	11.42%
Net interest margin (1)	4.07%	3.90%	4.23%	3.68%
Efficiency ratio	49.80%	(35.28)%	51.87%	938.30%
Efficiency ratio – adjusted (2)	49.80%	55.72%	49.63%	58.51%
Average loans to average deposits	89.36%	94.14%	95.86%	96.05%
CAPITAL
Tier 1 leverage ratio	10.82%	11.14%	10.82%	11.10%
Common equity tier 1 capital ratio	11.45%	11.68%	11.45%	11.68%
Tier 1 risk-based capital ratio	11.45%	11.68%	11.45%	11.68%
Total risk-based capital ratio	13.48%	13.48%	13.48%	13.48%
Common equity ratio	10.10%	11.56%	10.10%	11.56%
SHARES OUTSTANDING
Number of common shares outstanding	10,996,074	10,925,102	10,996,074	10,925,102
Weighted average shares outstanding – basic	10,626,969	9,168,707	10,612,036	8,069,830
Weighted average shares outstanding – diluted	10,803,901	9,168,707	10,785,050	8,069,830
Weighted average shares outstanding – diluted – adjusted (2)	10,803,901	9,353,444	10,785,050	8,247,765
ASSET QUALITY
Total allowance for credit losses-loans and unfunded commitments to total loans	1.11%	1.19%	1.11%	1.19%
Allowance for credit losses on loans to total loans	1.00%	1.07%	1.00%	1.07%
Non-performing assets to total assets	0.54%	0.12%	0.54%	0.12%
Non-performing loans to total loans	0.70%	0.14%	0.70%	0.14%
Net charge-offs to average loans (1)	0.00%	(0.01)%	0.28%	(0.01)%
AVERAGE BALANCES
Loans, net of deferred fees	$2,228,603	$1,924,537	$2,191,770	$1,890,413
Debt securities available-for-sale	262,585	181,154	233,180	256,650
Total assets	2,845,991	2,357,158	2,639,965	2,323,365
Deposits	2,494,085	2,044,228	2,286,394	1,968,059
Shareholders' equity	300,781	236,903	294,316	209,965
PERIOD-END BALANCES
Loans, net of deferred fees	$2,282,528	$1,958,585	$2,282,528	$1,958,585
Debt securities available-for-sale	279,712	173,588	279,712	173,588
Total assets	2,966,832	2,362,454	2,966,832	2,362,454
Deposits	2,612,046	2,049,158	2,612,046	2,049,158
Shareholders' equity	299,510	273,113	299,510	273,113

(1) Annualized for each period presented.
(2) A non-GAAP performance measure. We provide detailed reconciliations in the “Non-GAAP Performance and Financial Measures Reconciliation” table.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Performance and Financial Measures

This report on Form 10-Q contains certain non-GAAP (“Generally Accepted Accounting Principles”) financial measures in addition to results presented in accordance with GAAP. The table below provides reconciliations between GAAP and adjusted financial measures. Management has presented these non-GAAP financial measures because we believe that these measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP.

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

Management believes that adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average equity, adjusted non-interest income, adjusted non-interest expense, adjusted efficiency ratio, taxable equivalent net interest income and taxable equivalent net interest margin are reasonable measures to understand the Company’s core operating performance and are important to many investors who are interested in understanding our profitability prospects from our core operations. In addition, management reviews yields on certain asset categories and the net interest margin of the Company on a fully taxable equivalent basis. The non-GAAP taxable equivalent net interest income adjustment facilitates performance comparisons between taxable and tax-exempt assets by increasing the tax-exempt income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's 21% Federal statutory rate.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Non-GAAP adjusted net income reconciliation
Net income / (loss) – GAAP	$10,184	$(37,735)	$26,852	$(26,502)
Settlement of litigation	-	-	2,637	-
BOLI death benefit income	-	-	(1,338)	-
Loss on sale of securities	-	62,391	-	62,391
Tax effect of adjustments	-	(17,949)	(749)	(17,949)
Net income – adjusted (non-GAAP)	$10,184	$6,707	$27,402	$17,940

Non-GAAP adjusted diluted earnings per share reconciliation
Diluted earnings / (loss) per share – GAAP	$0.94	$(4.12)	$2.49	$(3.28)
Settlement of litigation, net of income tax	-	-	0.17	-
BOLI death benefit income	-	-	(0.12)	-
Loss on sale of securities, net of income tax	-	4.84	-	5.46
Diluted earnings per share – adjusted (non-GAAP)	$0.94	$0.72	$2.54	$2.18
Average common shares – diluted – adjusted	10,803,901	9,353,444	10,785,050	8,247,765

Non-GAAP adjusted return on average assets reconciliation
Net income / (loss) – GAAP	$10,184	$(37,735)	$26,852	$(26,502)
Average total assets	2,845,991	2,357,158	2,639,965	2,323,365
Return on average assets – GAAP (1)	1.42%	(6.35)%	1.36%	(1.53)%

Net income – adjusted (non-GAAP)	$10,184	$6,707	$27,402	$17,940
Average total assets	2,845,991	2,357,158	2,639,965	2,323,365
Return on average assets – adjusted (non-GAAP) (1)	1.42%	1.13%	1.39%	1.03%

Non-GAAP adjusted return on average equity reconciliation
Net income / (loss) – GAAP	$10,184	$(37,735)	$26,852	$(26,502)
Average total equity	300,781	236,903	294,316	209,965
Return on average equity – GAAP (1)	13.43%	(63.19)%	12.20%	(16.88)%

Net income – adjusted (non-GAAP)	$10,184	$6,707	$27,402	$17,940
Average total equity	300,781	236,903	294,316	209,965
Return on average equity – adjusted (non-GAAP) (1)	13.43%	11.23%	12.45%	11.42%

Non-GAAP adjusted non-interest expense reconciliation
Non-interest expense	$15,125	$13,479	$45,679	$38,930
Settlement of litigation	-	-	(2,637)	-
Non-interest expense – adjusted	$15,125	$13,479	$43,042	$38,930

Non-GAAP adjusted efficiency ratio reconciliation
Non-interest expense	$15,125	$13,479	$45,679	$38,930
Net interest income	28,674	22,650	81,854	62,292
Non-interest income	1,696	(60,852)	6,213	(58,143)
Efficiency ratio – GAAP	49.80%	(35.28)%	51.87%	938.30%

Non-interest expense – adjusted	15,125	13,479	43,042	38,930
Net interest income	28,674	22,650	81,854	62,292
Non-interest income	1,696	(60,852)	6,213	(58,143)
BOLI death benefit income	-	-	(1,338)	-
Loss on sale of securities	-	62,391	-	62,391
Non-interest income – adjusted	1,696	1,539	4,875	4,248
Efficiency ratio – adjusted (non-GAAP)	49.80%	55.72%	49.63%	58.51%

Non-GAAP taxable equivalent net interest income reconciliation
Net interest income – GAAP	$28,674	$22,650	$81,854	$62,292
Taxable equivalent adjustment	8	8	24	24
Net interest income – taxable equivalent (non-GAAP)	$28,682	$22,658	$81,878	$62,316

Non-GAAP taxable equivalent net interest margin reconciliation
Net interest margin – GAAP	4.07%	3.90%	4.23%	3.68%
Impact of taxable equivalent adjustment	-	-	-	-
Net interest margin – taxable equivalent (non-GAAP)	4.07%	3.90%	4.23%	3.68%

(1) Annualized for the periods presented.

Net Interest Income

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin (on a taxable equivalent basis, a non-GAAP measure) for the three months ended September 30, 2026 and 2025:

Distribution, Yield and Rate Analysis of Net Interest Income

	Three Months Ended
	September 30, 2026			September 30, 2025
	Average		Yield/	Average		Yield/
(In thousands; except ratios)	Balance	Interest	Rate(6)	Balance	Interest	Rate(6)
ASSETS
Interest-earning assets:
Loans, net of deferred fees (1)	$2,228,603	$37,426	6.66%	$1,924,537	$33,880	6.98%
Interest-earning deposits	296,047	2,796	3.75%	189,921	2,033	4.25%
Debt securities
Taxable debt securities	259,993	3,120	4.76%	178,637	1,126	2.50%
Non-taxable debt securities (2)	2,592	38	5.82%	2,517	39	6.15%
Total debt securities	262,585	3,158	4.77%	181,154	1,165	2.55%
FHLB stock (3)	8,409	200	9.44%	8,409	184	8.68%
Total interest-earning assets	2,795,644	43,580	6.18%	2,304,021	37,262	6.42%

Non-interest-earning assets:
Cash and due from financial institutions	12,543			7,019
All other assets (4)	37,804			46,118
TOTAL ASSETS	$2,845,991			$2,357,158

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand deposits	$1,136,531	$9,249	3.23%	$1,074,064	$9,961	3.68%
Money market and savings	708,537	4,458	2.50%	433,135	3,336	3.06%
Time deposits	37,044	300	3.21%	43,897	365	3.30%
Non-reciprocal brokered deposits	40,246	404	3.98%	10,283	114	4.40%
Total interest-bearing deposits	1,922,358	14,411	2.97%	1,561,379	13,776	3.50%

Short-term borrowings	-	-	-%	33,500	385	4.56%
Subordinated debentures, net	26,506	487	7.29%	22,000	443	7.99%
Total interest-bearing liabilities	1,948,864	14,898	3.03%	1,616,879	14,604	3.58%

Non-interest-bearing liabilities:
Demand deposits	571,727			482,849
Accrued expenses and other liabilities	24,619			20,527
Shareholders' equity	300,781			236,903
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,845,991			$2,357,158

Net interest spread			3.15%			2.83%
Net interest income and margin (5)		$28,682	4.07%		$22,658	3.90%

Non-taxable equivalent net interest margin			4.07%			3.90%

Cost of deposits	$2,494,085	$14,411	2.29%	$2,044,228	$13,776	2.67%

(1) Non-performing loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred fees / (costs) of $281 thousand and $444 thousand for the three months ended September 30, 2026 and September 30, 2025, respectively.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(3) Includes special FHLB dividends totaling $100 thousand for the three months ended September 30, 2026.
(4) Including average allowance for credit losses on loans of $21.5 million and $20.1 million, respectively.
(5) Net interest margin is net interest income divided by total interest-earning assets.
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

The securities repositioning and repayment of short-term borrowings completed in 2025 continued to benefit earnings during 2026 through a higher-yielding investment portfolio and lower funding costs. Net interest income on a taxable equivalent basis for the three months ended September 30, 2026, was $28.7 million, an increase of $6.0 million, or 27%, compared to $22.7 million for the three months ended September 30, 2025. The increase in net interest income was primarily driven by higher average loan balances, higher yields on securities, lower deposit costs and lower average short-term borrowings.

Average interest-earning assets for the three months ended September 30, 2026 increased $491.6 million compared to the same period in 2025, which included increases of $304.1 million in average total loans and $106.1 million in average balances in interest-earning deposits and an increase of $81.4 million in average debt securities. Average interest-bearing liabilities increased $332.0 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a $275.4 million increase in average money market and savings, primarily driven by a temporary customer deposit of approximately $270.0 million, a $62.5 million increase in average interest-bearing demand deposits, a $30.0 million increase in average non-reciprocal brokered deposits and an increase of $4.5 million in subordinated debentures, partially offset by a decrease of $33.5 million in average short-term borrowings and $6.9 million in average time deposits. Average non-interest-bearing deposits for the three months ended September 30, 2026, increased to $571.7 million from $482.8 million for the same period in 2025.

Net interest margin for the three months ended September 30, 2026, was 4.07% compared to 3.90% for the same period in 2025. The increase was primarily driven by higher yields on securities, lower cost of deposits and lower rates and balances on short-term borrowings.

The yield on total average loans of 6.66% for the three months ended September 30, 2026, declined 32 basis points compared to the same period in 2025, primarily driven by reductions in the Prime rate. The yield on securities increased to 4.77% during the three months ended September 30, 2026, compared to 2.55% for the same period in 2025 due to the repositioning of our securities portfolio during 2025. The yield on interest-earning assets decreased to 6.18% for the three months ended September 30, 2026, compared to 6.42% for the same period in 2025, primarily due to the decrease in loan yields and higher average cash balances, partially offset by higher yield on debt securities.

The average cost of total deposits decreased to 2.29% for the three months ended September 30, 2026, from 2.67% for the same period in 2025, and the cost of interest-bearing liabilities, including interest-bearing deposits, short-term borrowings and subordinated debentures, decreased to 3.03% for the three months ended September 30, 2026, compared to 3.58% for the same period in 2025, primarily driven by the reduction in the Federal Funds rate.

The average rate paid for short-term borrowings for the three months ended September 30, 2026, was 0% compared to 4.56% for the same period in 2025. Our short-term borrowings typically consist of overnight borrowings.

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average		Yield/	Average		Yield/
(In thousands; except ratios)	Balance	Interest	Rate(6)	Balance	Interest	Rate(6)
ASSETS
Interest-earning assets:
Loans, net of deferred fees (1)	$2,191,770	$109,339	6.67%	$1,890,413	$98,732	6.98%
Interest-earning deposits	156,199	4,376	3.75%	109,743	3,532	4.30%
Debt securities
Taxable debt securities	230,544	8,084	4.69%	254,061	4,517	2.38%
Non-taxable debt securities (2)	2,636	116	5.88%	2,589	116	5.99%
Total debt securities	233,180	8,200	4.70%	256,650	4,633	2.41%
FHLB stock (3)	8,409	646	10.27%	8,409	550	8.74%
Total interest-earning assets	2,589,558	122,561	6.33%	2,265,215	107,447	6.34%

Non-interest-earning assets:
Cash and due from financial institutions	13,866			9,975
All other assets (4)	36,541			48,175
TOTAL ASSETS	$2,639,965			$2,323,365

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand deposits	$1,086,798	$25,878	3.18%	$1,023,572	$27,974	3.65%
Money market and savings	579,249	11,274	2.60%	405,844	9,301	3.06%
Time deposits	33,397	791	3.17%	50,466	1,323	3.51%
Non-reciprocal brokered deposits	34,005	1,007	3.96%	49,978	1,674	4.48%
Total interest-bearing deposits	1,733,449	38,950	3.00%	1,529,860	40,272	3.52%

Short-term borrowings	15,308	437	3.82%	103,495	3,538	4.57%
Subordinated debentures, net	23,517	1,296	7.37%	22,000	1,321	8.03%
Total interest-bearing liabilities	1,772,274	40,683	3.07%	1,655,355	45,131	3.65%

Non-interest-bearing liabilities:
Demand deposits	552,945			438,199
Accrued expenses and other liabilities	20,430			19,846
Shareholders' equity	294,316			209,965
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,639,965			$2,323,365

Net interest spread			3.26%			2.70%
Net interest income and margin (5)		$81,878	4.23%		$62,316	3.68%

Non-taxable equivalent net interest margin			4.23%			3.68%

Cost of deposits	$2,286,394	$38,950	2.28%	$1,968,059	$40,272	2.74%

(1) Non-performing loans are included in average loan balances. No adjustment has been made for these loans in the calculation of yields. Interest income on loans includes amortization of deferred fees / (costs) of $793 thousand and $1.4 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(3) Includes a special FHLB dividend totaling $341 thousand for the nine months ended September 30, 2026.
(4) Including average allowance for credit losses on loans of $21.3 million and $19.3 million, respectively.
(5) Net interest margin is net interest income divided by total interest-earning assets.
(6) Annualized for the periods presented.

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2026, was $81.9 million, an increase of $19.6 million, or 31%, compared to $62.3 million for the nine months ended September 30, 2025. The increase in net interest income was primarily due to higher average loan balances, higher yields on securities and lower average short-term borrowings.

Average interest-earning assets for the nine months ended September 30, 2026, increased $324.3 million compared to the same period in 2025, which included increases of $301.4 million in average total loans and $46.5 million in average balances in interest-earning deposits, partially offset by a $23.5 million decrease in average debt securities. Average interest-bearing liabilities increased $116.9 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to a $173.4 million increase in average money market and savings, a $63.2 million increase in average interest-bearing demand deposits and an increase of $1.5 million in subordinated debt, partially offset by decreases of $88.2 million in average short-term borrowings, $17.1 million in average time deposits and $16.0 million in average non-reciprocal brokered deposits. Average non-interest-bearing deposits for the nine months ended September 30, 2026, increased to $552.9 million from $438.2 million for the same period in 2025.

Net interest margin for the nine months ended September 30, 2026, was 4.23% compared to 3.68% for the same period in 2025. The increase was primarily driven by higher yields on securities, lower cost of deposits and lower rates and balances on short-term borrowings. Also contributing to the increase in net interest margin was the receipt of special FHLB dividends totaling $341 thousand during the nine months ended September 30, 2026. Also positively impacting net interest margin during the first nine months of 2026 was the sale of low-yielding securities as part of the repositioning of our available-for-sale securities portfolio that took place during 2025.

The yield on total average loans of 6.67% for the nine months ended September 30, 2026, declined 31 basis points compared to the same period in 2025, primarily driven by reductions in the Prime rate. The yield on securities increased to 4.70% during the nine months ended September 30, 2026, compared to 2.41% for the same period in 2025 due to the repositioning of our securities portfolio during 2025. The yield on interest-earning assets decreased to 6.33% for the nine months ended September 30, 2026, compared to 6.34% for the same period in 2025.

The average cost of total deposits decreased to 2.28% for the nine months ended September 30, 2026, from 2.74% for the same period in 2025, and total interest-bearing liabilities cost, including all interest-bearing deposits, short-term borrowings and subordinated debentures, decreased to 3.07% for the nine months ended September 30, 2026, compared to 3.65% for the same period in 2025.

The average rate paid for short-term borrowings for the nine months ended September 30, 2026, was 3.82% compared to 4.57% for the same period in 2025. There were no short-term borrowings outstanding during the third quarter of 2026. Our short-term borrowings typically consist of overnight borrowings.

The following table shows the effect of the interest differential of volume and rate changes for the three and nine months ended September 30, 2026 compared to the same period in 2025. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026			September 30, 2026
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans, net of deferred fees	$5,106	$(1,560)	$3,546	$15,034	$(4,427)	$10,607
Interest-earning deposits	1,002	(239)	763	1,301	(457)	844
Debt securities	979	1,014	1,993	(825)	4,392	3,567
FHLB stock	-	16	16	-	96	96
Interest expense:
Deposits
Interest-bearing demand deposits	508	(1,220)	(712)	1,505	(3,601)	(2,096)
Money market and savings	1,733	(611)	1,122	3,375	(1,402)	1,973
Time deposits	(55)	(10)	(65)	(404)	(128)	(532)
Non-reciprocal brokered deposits	301	(11)	290	(473)	(194)	(667)
Short-term borrowings	(385)	-	(385)	(2,517)	(584)	(3,101)
Subordinated debentures	83	(39)	44	84	(109)	(25)
Net interest income	$4,902	$1,122	$6,024	$13,940	$5,622	$19,562

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

The provision for credit losses was $1.2 million for the three months ended September 30, 2026, compared to $1.4 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, provision for credit losses was $5.4 million, an increase of $3.1 million compared to the nine months ended September 30, 2025. The provision was lower in the third quarter of 2026 compared to the same period of 2025 due to the addition of a $1.5 million non-performing commercial and industrial loan in the third quarter of 2025. The provision was higher for the first nine months of 2026 compared to the nine months ended September 30, 2025, primarily due to higher average loan balances, $3.2 million in charge-offs of two commercial and industrial loans and a $1.9 million partial charge-off of one non-performing construction loan. The allowance for credit losses, including loans and unfunded commitments, as a percentage of outstanding loans was 1.11% and 1.19% as of September 30, 2026 and 2025, respectively. Criticized and classified loans as of September 30, 2026 were $68.2 million, an increase of $31.1 million, or 84%, compared to December 31, 2025, primarily driven by one well-collateralized non-owner-occupied relationship totaling $28.8 million. See further discussion of the Provision for Credit Losses and Allowance for Credit Losses in “Financial Condition—Allowance for Credit Losses.”

The following table details the components of the Company's provision for credit losses for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Provision for credit losses
Provision for credit losses on loans	$1,299	$1,364	$5,193	$2,255
Provision for unfunded commitments	(148)	(9)	192	25
Total provision for credit losses	$1,151	$1,355	$5,385	$2,280

Non-interest Income

Non-interest income increased $62.5 million and $64.4 million, respectively, for the three and nine months ended September 30, 2026, compared to the same periods of 2025. The increase was primarily driven by the $62.4 million loss on the sale of securities in the third quarter of 2025 resulting from the repositioning of the available-for-sale securities portfolio. Excluding the prior year loss on the sale of securities and the income related to BOLI death benefits received during the nine months ended September 30, 2026, adjusted non-interest income(3) was $1.7 million for the three months ended September 30, 2026, compared to $1.5 million for the same period in 2025 and $4.9 million for the nine months ended September 30, 2026, compared to $4.2 million for the same period in 2025. The increase for the quarter ended September 30, 2026, was primarily driven by higher warrant and success fee income and higher income from service charges and fees, partially offset by lower other investment income. The increase for the nine months ended September 30, 2026, was primarily driven by higher foreign exchange income, higher income from service charges and fees and higher other income. Partially offsetting the increase was a decrease in other investment income.

The following table reflects the major components of the Company’s non-interest income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(In thousands)	2026	2025	Amount	Percent(2)	2026	2025	Amount	Percent(2)
Service charges and fees	$887	$779	$108	14%	$2,559	$2,381	$178	7%
Foreign exchange income	324	267	57	21%	1,027	683	344	50%
Bank-owned life insurance income (1)	97	96	1	1%	1,700	279	1,421	NM
Credit card income	106	57	49	86%	320	254	66	26%
Warrant and success fee income	112	-	112	NM	179	273	(94)	(34)%
Other investment income	55	315	(260)	(83)%	112	339	(227)	(67)%
Net loss on sale of debt securities	-	(62,391)	62,391	(100)%	-	(62,391)	62,391	(100)%
Other income	115	25	90	NM	316	39	277	NM
Total non-interest income	$1,696	$(60,852)	$62,548	NM	$6,213	$(58,143)	$64,356	NM

(1) Includes $1.3 million in income related to BOLI death benefits for the nine months ended September 30, 2026.
(2) NM - Greater than 100% are considered not meaningful.

Service charges and bank fees for the three and nine months ended September 30, 2026, increased $108 thousand, or 14%, and $178 thousand, or 7%, respectively, from the same periods in 2025, primarily due to an increase in the number of client relationships.

(3) A non-GAAP performance measure. We provide detailed reconciliations in the “Non-GAAP Performance and Financial Measures Reconciliation” table.

During the three and nine months ended September 30, 2026, foreign exchange income increased $57 thousand, or 21%, and $344 thousand, or 50%, respectively, compared to the same periods in 2025 as a result of the volume of transaction commissions. Foreign exchange income represents commissions earned on foreign exchange transactions, net of related commissions charged by our correspondent bank partners.

Income from bank-owned life insurance was flat for the three months ended September 30, 2026, compared to the same period in the prior year and increased $1.4 million for the nine months ended September 30, 2026, compared to the same period in 2025 primarily driven by income of approximately $1.3 million on death benefit proceeds received during the second quarter of 2026.

Credit card income for the three and nine months ended September 30, 2026, increased $49 thousand, or 86%, and $66 thousand, or 26%, respectively, primarily due to an increase in credit card interchange fee income.

Warrant and success fee income increased $112 thousand and decreased $94 thousand, or 34%, for the three and nine months ended September 30, 2026, respectively. Refer to Note 13 — Derivative Financial Instruments for additional discussion of warrants.

Other investment income for the three and nine months ended September 30, 2026, decreased $260 thousand, or 83%, and $227 thousand, or 67%, respectively, compared to the same periods in 2025 primarily due to fair value marks on fund investments.

The net loss on the sale of securities for the nine months ended September 30, 2025, was $62.4 million. As part of the repositioning of our available-for sale securities portfolio during the latter part of 2025, we received $274.7 million in proceeds from securities sold at a pre-tax loss of $62.4 million and purchased $163.2 million in available-for-sale securities with an average purchase yield of 4.54% and a duration of 2.8 years.

Other income increased $90 thousand and $277 thousand for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 primarily driven by an increase in letter of credit fee income.

Non-interest Expense

For the three months ended September 30, 2026, non-interest expense increased by $1.6 million, or 12%, to $15.1 million compared to the same period in 2025. The increase was primarily driven by higher salaries and employee benefits expense, increased legal and professional fees, including higher recruiting fees and credit-related legal fees.

During the nine months ended September 30, 2026, non-interest expense increased by $6.7 million, or 17%, to $45.7 million compared to the same period in 2025. The increase was primarily driven by a charge of $2.6 million for the settlement of outstanding litigation, higher salaries and employee benefits expense, increased legal and professional fees, higher data processing expense and higher directors' fees and expenses.

The following table reflects the major components of the Company’s non-interest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
(In thousands)	2026	2025	Amount	Percent (1)	2026	2025	Amount	Percent (1)
Salaries and employee benefits	$10,178	$9,766	$412	4%	$29,296	$27,841	$1,455	5%
Legal and professional fees	1,316	591	725	NM	3,401	1,817	1,584	87%
Data processing	901	792	109	14%	2,487	2,166	321	15%
Occupancy and equipment	830	723	107	15%	2,397	2,478	(81)	(3)%
Regulatory assessments	486	445	41	9%	1,567	1,409	158	11%
Directors' fees and expenses	302	198	104	53%	834	529	305	58%
Correspondent bank charges	224	176	48	27%	627	460	167	36%
Advertising and marketing	134	114	20	18%	346	310	36	12%
Travel and meals	215	196	19	10%	495	435	60	14%
Business software and subscriptions	272	278	(6)	(2)%	815	823	(8)	(1)%
Settlement of litigation	-	-	-	NM	2,637	-	2,637	NM
Other expense	267	200	67	34%	777	662	115	17%
Total non-interest expense	$15,125	$13,479	$1,646	12%	$45,679	$38,930	$6,749	17%

(1) NM - Greater than 100% are considered not meaningful.

Salaries and employee benefits expense for the three months ended September 30, 2026, was $10.2 million, an increase of $412 thousand, or 4%, compared to the same period in 2025. For the nine months ended September 30, 2026, salaries and employee benefits expense was $29.3 million, an increase of $1.5 million, or 5%, compared to the same period in 2025. The increases were primarily driven by increased investment in personnel across the entire Bank, partially offset by higher capitalized loan origination costs. Full-time equivalent headcount totaled 171 as of September 30, 2026 compared to 151 as of September 30, 2025.

Legal and professional fees were $1.3 million and $3.4 million for the three and nine months ended September 30, 2026, an increase of $725 thousand and $1.6 million, or 87%, respectively, compared to the same periods in 2025. The increases were driven by higher credit-related legal fees and higher professional fees.

Data processing expense was $901 thousand and $2.5 million for the three and nine months ended September 30, 2026, an increase of $109 thousand, or 14%, and $321 thousand, or 15%, respectively, compared to the same periods in 2025. The increases were due to higher transaction volume.

Occupancy and equipment expense totaled $830 thousand for the three months ended September 30, 2026, reflecting an increase of $107 thousand, or 15%, from the same period in 2025, due to the expanded space at our headquarters. For the nine months ended September 30, 2026, occupancy and equipment expense decreased $81 thousand, or 3%, compared to the same period in 2025 due to lower rent expense at one of our loan production offices.

Regulatory assessments totaled $486 thousand and $1.6 million for the three and nine months ended September 30, 2026, an increase of $41 thousand, or 9%, and $158 thousand, or 11%, respectively, compared to the same periods in 2025 resulting from asset growth.

Directors' fees and expenses totaled $302 thousand and $834 thousand for the three and nine months ended September 30, 2026, an increase of $104 thousand, or 53%, and $305 thousand, or 58%, respectively, compared to the same periods in 2025 resulting from the increased number of Directors compared to the same periods in 2025.

Correspondent bank charges totaled $224 thousand and $627 thousand for the three and nine months ended September 30, 2026, an increase of $48 thousand, or 27%, and $167 thousand, or 36%, respectively, compared to the same periods in 2025 due to higher transaction volume.

Settlement of litigation expense totaled $2.6 million for the nine months ended September 30, 2026. Outstanding litigation was settled during the second quarter of 2026, and the Company recognized litigation charges of $2.6 million in connection with the settlement.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

Provision for income taxes was an expense of $3.9 million for the three months ended September 30, 2026, compared to a benefit for income taxes of $15.3 million for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 and 2025, was 27.7% and 28.9%, respectively. The change compared to the third quarter of 2025 was primarily due to discrete tax benefits related to the vesting of equity awards. For the nine months ended September 30, 2026 and 2025, provision for income taxes was an expense of $10.2 million and a benefit for income taxes of $10.6 million, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025, was 27.4% and 28.5%, respectively. The change compared to the same period of 2025 was primarily due to the receipt of tax-exempt income on BOLI death benefit proceeds and from state tax impacts from changes in California law requiring financial institutions to apportion business income using a single sales factor for tax years beginning on or after January 1, 2025. As a result, the second quarter of 2025 included $153 thousand in additional tax expense related to the write-down of deferred tax assets. In addition, the nine months ended September 30, 2026, included approximately $881 thousand in discrete tax benefits related to the vesting of equity awards.

Financial Condition

Total assets of the Company were $2.97 billion as of September 30, 2026 and $2.57 billion as of December 31, 2025. Cash and cash equivalents increased $199.5 million, loans, net of deferred fees increased $134.1 million, and debt securities increased $61.6 million compared to December 31, 2025. The increase in cash and cash equivalents was primarily due to a temporary increase of approximately $270.0 million in deposit balances during the third quarter of 2026.

Loans

As of September 30, 2026, loans, net of deferred fees, totaled $2.28 billion compared to $2.15 billion as of December 31, 2025. The increase from December 31, 2025, was primarily due to increases in commercial real estate loans and commercial and industrial loans. The loan portfolio was comprised of approximately 50% and 49% of commercial and industrial loans as of September 30, 2026 and December 31, 2025, respectively. Commercial real estate loans comprised 41% of our loans as of September 30, 2026 compared to 40% as of December 31, 2025. The loan portfolio information presented in this section should be read in conjunction with Note 3 — Loans and Note 4 — Allowance for Credit Losses on Loans of the consolidated financial statements.

The following table reflects the composition of the Company’s loan portfolio and the percentage distribution of each major loan type as of the dates indicated:

	September 30, 2026		December 31, 2025
(In thousands)	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$1,132,350	50%	$1,049,530	49%
Construction	161,623	7%	196,243	9%
Residential real estate	37,933	2%	45,669	2%
Commercial real estate	950,196	41%	854,342	40%
Consumer	426	0%	2,655	0%
Total outstanding loans, net of deferred fees	2,282,528		2,148,439
Allowance for credit losses on loans	(22,789)		(22,261)
Total loans, net of allowance for credit losses on loans	$2,259,739		$2,126,178

The following table shows the maturity distribution for total loans outstanding as of September 30, 2026:

	Contractual Loan Maturities as of September 30, 2026

		After One	After Five
		Year	Years	After
	One Year	Through	Through	Fifteen
(In thousands)	or Less	Five Years	Fifteen Years	Years	Total
Commercial and industrial	$287,744	$674,173	$170,433	$-	$1,132,350
Construction	124,442	37,181	-	-	161,623
Residential real estate	5,811	19,259	12,863	-	37,933
Commercial real estate	76,470	250,121	623,605	-	950,196
Consumer	227	195	-	4	426
Total loans, net of deferred fees	$494,694	$980,929	$806,901	$4	$2,282,528

The principal balances of loans are indicated by both fixed and variable rate categories as of September 30, 2026 in the table below:

	September 30, 2026
	Fixed	Adjustable	Floating
(In thousands)	Interest Rates	Interest Rates	Interest Rates	Total
Commercial and industrial	$121,638	$1,052	$1,009,660	$1,132,350
Construction	17,782	185	143,656	161,623
Residential real estate	2,130	7,290	28,513	37,933
Commercial real estate	340,160	591,217	18,819	950,196
Consumer	425	-	1	426
Total loans, net of deferred fees	$482,135	$599,744	$1,200,649	$2,282,528

Commercial and industrial loans consist of financing for commercial purposes in various lines of businesses, including manufacturing, service industry and professional service areas. Commercial and industrial loans can be secured or unsecured but are generally secured with the assets of the company and/or the personal guarantee of the business owners. Sponsor Finance loans are backed by well-known institutional funds/sponsors that have stepped up in distressed scenarios to provide follow-on capital and right-size bank debt. Our Venture Lending Division provides banking services to emerging growth technology companies that have received an infusion of equity capital from institutional investors such as venture capital and private equity firms. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Asset-Based Lending (“ABL”) creates lending solutions that are designed to provide capital against assets such as accounts receivable and inventory. Our Corporate Banking division specializes in delivering customized commercial & industrial lending solutions to small to mid-sized privately held businesses across a wide range of industries in the Bay Area. These loans are primarily used for funding operations, expansions and acquisitions.

The following table presents the various product types of commercial and industrial loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(In thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Sponsor finance	$314,131	14%	$303,303	14%
Venture	310,820	14%	273,887	13%
Asset-based lending	210,847	9%	177,736	8%
Corporate Banking	171,446	8%	150,896	7%
Capital Call Lines (1)	62,689	3%	86,008	4%
Other	62,417	2%	57,700	3%
Total commercial and industrial loans, net of deferred fees	$1,132,350	50%	$1,049,530	49%

(1) Represents loans to non-depository financial institutions, primarily capital call loans to private equity funds.

As of September 30, 2026 and December 31, 2025, we had $950.2 million and $854.3 million, respectively, in commercial real estate loans representing 41% and 40% respectively, of our total loans. Our commercial real estate loans consist of commercial, multi-family and mixed-use property loans for investors and owner-users. Our commercial real estate loans are typically secured by multi-family, hotel/motel, office, retail, industrial, warehouse or other commercial properties. As of September 30, 2026 and December 31, 2025, 19% and 20%, respectively, of our loan portfolio is comprised of commercial real estate loans classified as non-owner-occupied. All commercial real estate loans were collateralized by properties in California as of September 30, 2026 and December 31, 2025.

The following table presents the components of commercial real estate loans as of the dates indicated:

	September 30, 2026		December 31, 2025
(In thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Office	$156,638	7%	$147,708	7%
Retail	102,171	4%	86,309	4%
Hotel/motel	77,174	3%	78,566	4%
Industrial	60,383	3%	68,408	3%
Warehouse	16,562	1%	16,611	1%
Other	27,656	1%	26,505	1%
Total non-owner-occupied	$440,584	19%	$424,107	20%
Multi-family	298,632	13%	265,105	12%
Owner-occupied	210,980	9%	165,130	8%
Total commercial real estate, net of deferred fees	$950,196	41%	$854,342	40%

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, and other real estate owned. We had no loans 90 days or more past due and still accruing interest and no other real estate owned as of September 30, 2026 or December 31, 2025. A loan is placed on nonaccrual status if there is concern that principal and interest may not be fully collected or if the loan has been past due for a period of 90 days or more, unless the obligation is both well-secured and in process of legal collection. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are returned to accrual status when they are brought current with respect to principal and interest payments and future payments are reasonably assured. Additionally, assets that have been restructured due to the borrower’s financial difficulties may also be classified as non-performing if the restructuring does not restore the asset to a performing status.

The following table presents information regarding the Company’s non-performing assets at the dates indicated:

	September 30,	December 31,
(In thousands)	2026	2025
Non-accrual loans
Commercial and industrial	$-	$5,088
Construction	15,937	19,414
Residential real estate	-	-
Commercial real estate	-	-
Consumer	-	-
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	15,937	24,502
Other real estate owned	-	-
Total non-performing assets	$15,937	$24,502

Non-performing assets to total assets	0.54%	0.95%
Non-performing loans to total loans	0.70%	1.14%

Non-performing loans to total loans were 0.70% as of September 30, 2026, a decrease of 44 basis points from 1.14% as of December 31, 2025. The decrease during the nine months ended September 30, 2026, was primarily due to the payoff of a $3.1 million well-collateralized construction loan that was non-performing, the charge-off of two commercial and industrial loans totaling $3.2 million and the partial charge-off of one construction loan totaling $1.9 million.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) represents an amount that is intended to absorb the lifetime expected credit losses that may be sustained on outstanding loans at the balance sheet date. Additional information regarding the ACL evaluation can be found in Note 4 — Allowance for Credit Losses on Loans to our consolidated financial statements for the three and nine months ended September 30, 2026 and 2025. The increase in the ACL compared to December 31, 2025, was primarily due to loan growth.

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

During the nine months ended September 30, 2026, loans risk rated as special mention increased $27.5 million. The increase is primarily due to a non-owner-occupied real estate relationship totaling $28.8 million with very low LTVs. Accruing substandard loans increased $12.1 million, primarily within the commercial and industrial loan portfolio. Partially offsetting these increases was an $8.6 million decrease in nonaccrual loans, reflecting loan payoffs, charge-offs and other changes in the portfolio. As a result, total loans rated other than Pass increased from $37.2 million at December 31, 2025 to $68.2 million at September 30, 2026. Management continues to monitor these relationships and evaluate their effect on expected credit losses.

The following table provides information on the activity within the allowance for credit losses on loans as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Allowance for credit losses on loans, beginning of period	$21,501	$19,624	$22,261	$18,679
Provision for credit losses on loans	1,299	1,364	5,193	2,255
Charge-offs
Commercial and industrial	-	-	(3,197)	-
Construction	(11)	-	(1,886)	-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Total charge-offs	(11)	-	(5,083)	-
Recoveries
Commercial and industrial	-	37	418	91
Construction	-	-	-	-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Consumer	-	-	-	-
Total recoveries	-	37	418	91
Net charge-offs	(11)	37	(4,665)	91
Allowance for credit losses on loans, end of period	$22,789	$21,025	$22,789	$21,025

Average loans, net of deferred fees	2,228,603	1,924,537	2,191,770	1,890,413
Loans at the end of period, net of deferred fees	2,282,528	1,958,585	2,282,528	1,958,585
Net charge-offs to average loans (1)	0.00%	(0.01)%	0.28%	(0.01)%
Allowance for credit losses on loans to total loans	1.00%	1.07%	1.00%	1.07%
Allowance for credit losses on loans to non-performing loans	142.99%	761.50%	142.99%	761.50%
Non-performing loans to total loans	0.70%	0.14%	0.70%	0.14%

(1) Charge-off ratios are annualized for the periods presented.

Provision for credit losses on loans was $1.3 million and $5.2 million for the three and nine months ended September 30, 2026, respectively, compared to $1.4 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, primarily due to higher loan balances, the charge-off of two commercial and industrial loans totaling $3.2 million and a $1.9 million partial charge-off of one non-performing construction loan. The following table presents the allocation of the allowance for credit losses as of the dates indicated:

	September 30, 2026		December 31, 2025
(In thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Commercial and industrial	$15,180	0.67%	$15,612	0.73%
Construction	1,195	0.05%	1,972	0.09%
Residential real estate	495	0.02%	494	0.02%
Commercial real estate	5,916	0.26%	4,150	0.19%
Consumer	3	0.00%	33	0.01%
Total	$22,789	1.00%	$22,261	1.04%

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

Debt Securities

Debt securities available-for-sale totaled $279.7 million as of September 30, 2026, compared to $218.2 million as of December 31, 2025. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of September 30, 2026, debt securities available-for-sale had a net unrealized loss of $13.1 million compared to a net unrealized loss of $328 thousand as of December 31, 2025. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuates. Management evaluated all available-for-sale securities in an unrealized loss position as of September 30, 2026 and December 31, 2025, and concluded no impairment existed at the balance sheet dates.

Our investments provide a source of liquidity as they can be pledged to support borrowed funds or can be liquidated to generate cash proceeds. The investment portfolio is also a resource to us in managing interest rate risk, as the maturity and interest rate characteristics of this asset class can be changed to match changes in the loan and deposit portfolios. We consider available-for-sale security interest rate sensitivity as part of total interest rate risk management. For further discussion, see the sub-section entitled “Interest Rate Sensitivity and Market Risk.” The majority of our available-for-sale investment portfolio is comprised of mortgage-backed securities (“MBSs”) that are either issued or guaranteed by U.S. government agencies or government-sponsored enterprises (“GSEs”).

The following table reflects the amortized cost and fair market values for the total portfolio of investments in our securities portfolio September 30, 2026 and December 31, 2025. As of the dates indicated, none of our debt securities were classified as held-to-maturity.

	September 30, 2026		December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury securities and obligations of U.S. government agencies	$363	$339	$478	$458
Commercial mortgage-backed securities	25,805	24,476	5,454	5,430
Residential mortgage-backed securities	261,928	250,599	207,847	207,552
U.S. states and political subdivisions	4,713	4,298	4,709	4,720
Total available-for-sale securities	$292,809	$279,712	$218,488	$218,160

As of September 30, 2026, the weighted average life of the Bank’s securities was 5.6 years, and the effective duration was 4.2 years, compared to a weighted average life of 4.8 years and effective duration of 3.5 years as of December 31, 2025.

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

	September 30, 2026
			Due after one year through		Due after five years through
	Due less than one year		five years		ten years		Due after ten years		Total
	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA	Amortized	WA
(In thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
U.S. Treasury securities and obligations of U.S. government agencies	$-	-	$363	2.45%	$-	-	$-	-	$363	2.45%
Commercial mortgage-backed securities	-	-	1,009	3.73	730	4.60	24,066	5.13	25,805	5.06
Residential mortgage-backed securities	-	-	-	-	9,687	5.01	252,241	4.69	261,928	4.71
U.S. states and political subdivisions	-	-	-	-	1,003	4.82	3,710	5.91	4,713	5.68
Total available-for-sale securities	$-	-	$1,372	3.39%	$11,420	4.96%	$280,017	4.75%	$292,809	4.75%

(1) Weighted average yields are computed based on the amortized cost of the individual underlying securities.

Deposits

Our deposits are primarily generated through our bankers’ commercial banking relationships. Many of our business clients maintain liquid balances in their demand deposit accounts and use the Bank’s treasury management services.

We participate in reciprocal deposit networks to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee equal to our reciprocal deposits balances multiplied by an annualized rate. The reciprocal deposit placement fee represents an additional cost that is not incurred with traditional deposit accounts and is factored into our overall cost of deposits. Our participation in the reciprocal deposit network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the network in the future. See “Risk Factors —We participate in reciprocal deposit networks to provide additional FDIC deposit insurance coverage to support our clients and to efficiently manage our balance sheet and liquidity position” in our Annual Report on Form 10-K for the year ended December 31, 2025.

FDIC regulations provide a limited exception from brokered deposit classification for certain reciprocal deposits, subject to a general cap determined using a tiered calculation based on the Bank's total liabilities. Due to changes from the 21st Century ROAD to Housing Act, as of September 30, 2026, none of the Bank's reciprocal deposits exceeded the applicable general cap to be classified as brokered deposits. As of December 31, 2025, an additional $475.4 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap then in effect.

As of September 30, 2026 and December 31, 2025, approximately 21% and 26%, respectively, of our deposits were in non-interest-bearing demand deposits. The balance of our deposits as of September 30, 2026 and December 31, 2025, were held in interest-bearing checking, savings and money market accounts, time and non-reciprocal brokered deposits. Approximately 78% and 73% of total deposits were held in interest-bearing checking, money market and savings deposit accounts as of September 30, 2026 and December 31, 2025, respectively, which provide our clients with interest and liquidity. Time and non-reciprocal brokered deposits comprised the remaining 1% of our deposits as of both September 30, 2026 and December 31, 2025, respectively.

Information concerning average balances and rates paid on deposits by deposit type is contained in the Distribution, Yield and Rate Analysis of Net Interest Income table located in the previous section entitled “Results of Operations—Net Interest Income.” The following table provides a comparative distribution of our deposits by outstanding balance as well as by percentage of total deposits at the dates indicated.

	September 30, 2026
(In thousands)	Balance	% of Total
Non-interest-bearing demand	$535,128	21%
Interest-bearing checking	1,145,612	44%
Money market and savings (1)	883,797	34%
Time	37,509	1%
Non-reciprocal brokered (2)	10,000	0%
Total deposits	$2,612,046	100%

	December 31, 2025
(In thousands)	Balance	% of Total
Non-interest-bearing demand	$556,972	26%
Interest-bearing checking	1,069,272	49%
Money market and savings	532,149	24%
Time	27,680	1%
Non-reciprocal brokered (2)	-	0%
Total deposits	$2,186,073	100%

(1) Includes approximately $270.0 million in temporary deposits in the third quarter of 2026.

(2) FDIC regulations provide a limited exception from brokered deposit classification for certain reciprocal deposits, subject to a general cap determined using a tiered calculation based on the Bank's total liabilities. Due to changes from the 21st Century ROAD to Housing Act, as of September 30, 2026, none of the Bank's reciprocal deposits exceeded the applicable general cap to be classified as brokered deposits. As of December 31, 2025, an additional $475.4 million of our deposits were considered brokered deposits by the FDIC due to being in excess of the general cap then in effect.

As of September 30, 2026, the Company had two deposit relationships, one a technology company in our Specialty Finance division and the other a software company in our Venture Lending division, that exceeded 5% of total deposits. Totaling $439.2 million, together they represented 17% of total deposits as of September 30, 2026. As of December 31, 2025, the Company had two deposit relationships, one a 1031 exchange intermediary service and the other a software company in our Venture Lending division, that exceeded 5% of total deposits. Totaling $228.7 million, together they represented 10% of total deposits as of December 31, 2025. FDIC deposit insurance covers $250,000 per depositor (subject to the rules and regulations of the FDIC), per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $1.29 billion and $915.5 million as of September 30, 2026 and December 31, 2025, respectively, representing approximately 49% and 42% of our total deposit portfolio as of September 30, 2026 and December 31, 2025, respectively.

The following table sets forth the scheduled maturities of time deposits as of September 30, 2026.

	September 30, 2026
		Greater Than
	Less than	(or Equal To)
(In thousands)	$250,000	$250,000	Total
Remaining maturity:
Three months or less	$3,645	$24,238	$27,883
Over three through six months	385	3,733	4,118
Over six through twelve months	154	2,880	3,034
Over twelve months	15	2,459	2,474
	$4,199	$33,310	$37,509

Borrowings

The Bank has several supplementary funding sources, including a secured line of credit with the FHLB and various available unsecured lines of credit with correspondent banks. The Bank's wholesale funding was 0% and 2% of total assets as of September 30, 2026 and December 31, 2025, respectively.

The following table summarizes our borrowings as of the periods indicated.

(In thousands)	September 30, 2026	December 31, 2025
Federal funds lines of credit	$-	$60,000
Federal Home Loan Bank advances	-	-
Subordinated notes, net	29,130	22,000
Total	$29,130	$82,000

Other Short-Term Borrowings

The Company had unsecured Federal Funds lines of credit from correspondent banks totaling $229.0 million as of September 30, 2026 and $206.0 million as of December 31, 2025, with outstanding balances of $0 and $60.0 million as of September 30, 2026 and December 31, 2025, respectively. The Company has a short-term borrowing arrangement with the Federal Reserve Bank through the Discount Window with a borrowing capacity of $955.2 million and $853.9 million as of September 30, 2026 and December 31, 2025, respectively. There were no borrowings outstanding under this arrangement as of September 30, 2026 and December 31, 2025.

Federal Home Loan Bank Advances

The Bank has a secured line of credit with the FHLB, which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged multi-family and commercial real estate loans within the Bank’s loan portfolio to establish credit availability. As of September 30, 2026, the secured line of credit had no outstanding balance and $564.1 million in remaining borrowing capacity. As of December 31, 2025, the secured line of credit had no outstanding balance and $530.0 million in remaining borrowing capacity.

Long-Term Debt

On August 26, 2026, the Company closed on a $30.0 million private placement of new ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes have a maturity date of September 1, 2036 and bear interest at the rate of 7.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 291 basis points. The notes may be redeemed by the Company on September 1, 2031 (and any interest payment date thereafter) or earlier upon certain limited specified events. The indebtedness evidenced by the subordinated notes, including principal and interest, is unsecured and subordinate and junior to general and secured creditors and depositors. On the statement of financial condition, the new subordinated notes are carried net of debt issuance costs of $885 thousand less accumulated amortization of $15 thousand as of September 30, 2026.

On December 20, 2019, the Company issued $22.0 million in ten-year, fixed-to-floating rate subordinated notes to certain qualified institutional buyers and institutional accredited investors. The subordinated notes had a maturity date of December 30, 2029, and bore interest at the rate of 5.0% per annum, payable semiannually for the first five years of the term, and then quarterly at a variable rate based on the then current 3-month Secured Overnight Financing Rate plus 359.5 basis points. The notes were redeemable subject to certain conditions. The indebtedness evidenced by the subordinated notes, including principal and interest, was unsecured and subordinate and junior to general and secured creditors and depositors. As of December 31, 2024, the debt issuance costs associated with these notes were fully amortized. Following the issuance of $30.0 million in new subordinated notes on August 26, 2026, these old subordinated notes were redeemed and repurchased by the Company.

Liquidity and Capital Resources

Liquidity Management

Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. The liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of September 30, 2026 and December 31, 2025, our reported liquidity ratios were 23.4% and 15.9%, respectively.

We maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. As of September 30, 2026, we had remaining borrowing capacity totaling $564.1 million and $955.2 million with the FHLB and Federal Reserve, respectively. The Bank maintains unsecured lines of credit with correspondent banks that provide combined availability of $229.0 million and $206.0 million as of September 30, 2026 and December 31, 2025. There were no outstanding balances on these unsecured lines of credit as of September 30, 2026. Outstanding balances on these unsecured lines of credit as of December 31, 2025, totaled $60.0 million.

In addition to these sources of liquidity, we also utilize One-way deposits. One-way deposits involve receiving deposits from other banks’ clients through the network. This mechanism can provide an additional source of liquidity by allowing us to increase our deposits without reciprocating. There were no outstanding One-way deposits as of September 30, 2026 or December 31, 2025.

As an intermediate source of liquidity, we may sell AFS securities or allow AFS securities to mature without reinvestment in the securities portfolio. As of September 30, 2026 and December 31, 2025, our AFS securities portfolio had a fair value of $279.7 million and $218.2 million, respectively, and an amortized cost of $292.8 million and $218.5 million, respectively. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell including the marketability of the bonds, current prices and estimated losses.

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

Non-reciprocal brokered deposits are used as a supplemental funding source to support loan growth, manage balance sheet liquidity, and maintain funding diversification. These deposits generally have contractual maturities and predictable repricing characteristics, which can aid in cash flow planning and interest rate risk management. Management does not rely on brokered deposits as a primary source of day‑to‑day liquidity but utilizes them opportunistically to complement customer deposit funding, particularly when core deposit growth does not fully align with asset growth or when market conditions make such funding cost‑effective. As of September 30, 2026, non-reciprocal brokered deposits totaled $10.0 million, representing less than 1% of total deposits, compared to $0 as of December 31, 2025.

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

The Bank’s Asset/Liability Committee (“ALCO”) of the Board typically reviews the current liquidity position and projected liquidity scenarios, including stressed scenarios, at its quarterly meetings. The ALCO seeks to ensure that measurement systems are designed to identify and quantify the Bank’s liquidity exposure, and that reporting systems and practices are intended to communicate relevant information about the level and sources of that exposure. Management is responsible for implementing board-approved policies, strategies, and procedures, and for monitoring liquidity on both a daily and long-term basis. For additional information on liquidity risk management, see the section titled, “Risk Framework — Liquidity Risk” found elsewhere in this Form 10-Q.

Capital Resources

Capital adequacy is generally considered an important indicator of financial stability and performance. Our objectives include maintaining capitalization at levels that we believe are sufficient to support asset growth and to promote confidence among our depositors, investors, and regulators. We recognize that robust capital management practices are integral to addressing various financial and operational challenges, which may include managing credit risk, liquidity risk, balance sheet growth, new products, regulatory changes and competitive pressures. Our Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including but not limited to, the need for raising additional capital (whether in the form of debt and/or equity), replacing existing capital, redeeming outstanding capital, or returning capital to our shareholders whether through dividends and/or share repurchases.

The Company announced a stock repurchase program on November 25, 2020, authorizing the repurchase of up to 5% or 307,780 shares of the Company’s then outstanding common stock. The program has no expiration date. Under the stock repurchase program, the Company may, from time to time, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2026 under this repurchase program. During the nine months ended September 30, 2026, the Company repurchased 25,000 shares of its common stock for $693 thousand at an average price of $27.69 per share under the publicly announced stock repurchase program. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, at its discretion, begin, suspend or terminate repurchases at any time prior to the program's expiration, without any prior notice. An aggregate of 257,433 shares remain available for repurchase under the Company’s stock repurchase program. There is no obligation on the part of the Company to repurchase any shares of its common stock and there can be no assurance that any future share repurchases will be made.

Shareholders’ equity as of September 30, 2026, was $299.5 million, an increase of $18.5 million, or 7%, compared to $281.0 million as of December 31, 2025. The increase included an increase in retained earnings of $26.9 million, partially offset by an increase in unrealized losses on AFS securities in accumulated other comprehensive loss of $9.2 million. Book value per share as of September 30, 2026 was $27.24, an increase of $1.58 from December 31, 2025. The increase was partially offset by a $9.2 million increase in accumulated other comprehensive loss, net of tax, primarily due to the impact of higher interest rates on the fair value of available-for-sale securities. Accumulated other comprehensive loss reduced book value per share by $0.85 at September 30, 2026, compared to $0.01 at December 31, 2025.

Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk-based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of September 30, 2026 and December 31, 2025, respectively, 14.0% and 8.0% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the relevant quarter.

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

	Consolidated
	September 30, 2026		December 31, 2025
(In thousands)	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$362,556	13.48%	$313,481	12.57%
Tier 1 risk-based capital ratio	308,094	11.45%	275,669	11.05%
Common equity tier 1 capital ratio	308,094	11.45%	275,669	11.05%
Tier 1 leverage ratio	308,094	10.82%	275,669	11.23%

	Bank
	September 30, 2026		December 31, 2025
(In thousands)	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$345,741	12.89%	$309,703	12.45%
Tier 1 risk-based capital ratio	320,409	11.94%	285,091	11.46%
Common equity tier 1 capital ratio	320,409	11.94%	285,091	11.46%
Tier 1 leverage ratio	320,409	11.28%	285,091	11.65%

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

The following is a summary of our off-balance sheet commitments outstanding as of the dates indicated. The Bank has some commitments that are unconditionally cancellable at our discretion, and these amounts are not included in the table below:

(In thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$797,819	$688,115
Standby letters of credit	$20,710	19,168

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

Contractual Obligations

The following table presents, as of September 30, 2026, our significant contractual obligations to third parties on debt and lease agreements and service obligations:

	September 30, 2026
		After One	After Two
	One Year	Year Through	Years Through	After
(In thousands)	or Less	Two Years	Five Years	Five years	Total
Time deposits (1)	$35,035	$285	$2,189	$-	$37,509
Subordinated debentures (1)	-	-	-	30,000	30,000
Operating leases, net	2,056	2,581	6,877	2,090	13,604
Significant contracts (2)	1,568	3,626	2,157	-	7,351
Total	$38,659	$6,492	$11,223	$32,090	$88,464

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

The bank engages in an established underwriting process in accordance with its credit policies, assessing the credit risk and matching the risk to an appropriate credit structure. The bank regularly stress tests its loan portfolio utilizing macroeconomic scenarios based on current conditions as well as historical data. Credit approvals are governed by the Bank’s credit approval policy and consider the size of the credit, the aggregate indebtedness owed to the Bank by the borrower, and the loan risk rating. Credit policies are approved by the Credit Committee of the Board and ratified by the full Board. In addition, the Bank has adopted robust monitoring and portfolio reviews to identify risks and address loans which may become criticized or classified or otherwise become identified as problem loans. The Special Assets Committee (“SAC”) includes our Chief Executive Officer, Chief Credit Officer, Chief Legal Officer and other credit officers. The SAC reviews criticized and classified loans, and loans requiring close monitoring on a semi-monthly basis.

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

Our loan-to-deposit ratio as of September 30, 2026 and December 31, 2025, was 87.4% and 98.3%, respectively. As of September 30, 2026 and December 31, 2025, the Company had cash of $354.1 million and $154.6 million, respectively, and total other liquidity sources, including available borrowing capacity and unpledged debt securities of approximately $2.0 billion and $1.80 billion, respectively. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits were approximately 185% and 213%, respectively.

Technology Risk

Technology risk threatens our ability to secure data, maintain system availability, and meet business, client, and regulatory requirements. As we grow, our technology infrastructure must scale to support increasing transaction volumes and evolving client needs while mitigating cybersecurity threats, including social engineering and AI-driven attacks. To strengthen our defenses, we have adopted the NIST Cybersecurity Framework (“CSF”) 2.0 and enhanced our Business Impact Analysis (“BIA”).

We employ a layered security approach, including firewalls, intrusion detection, multi-factor authentication, encryption, and regular penetration testing. We conduct bi-weekly vulnerability scans and third-party security assessments to help identify and address risks. Our information security policies align with regulatory requirements from the Federal Reserve, FDIC, and DFPI. In addition, we conduct annual Gramm-Leach-Bliley Act (“GLBA”) risk assessments to ensure compliance.

Vendor security is one of our priorities. We strive to conduct rigorous assessments for all vendors and annual reviews of critical and high-risk providers. We collect Service Organization Controls (“SOC”) reports and other security documentation from vendors and service providers and have confidentiality agreements in place to prevent external sharing.

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

As of September 30, 2026, our ALCO is composed of our Chief Executive Officer and at least two independent directors and meets at least quarterly to manage interest rate risk in accordance with policies approved by the Bank’s board of directors. Members of management from various departments also participate in the ALCO meetings, including the Chief Financial Officer, Treasurer, and Chief Revenue Officer. The board of directors receives quarterly interest rate risk measurement results. The ALCO monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

	Estimated Change in Net Interest Income
Change in interest rates (basis points)	September 30, 2026	December 31, 2025
+400	15.92%	16.65%
+300	11.90	12.37
+200	7.83	8.01
+100	3.82	3.76
-100	(2.26)	(1.41)
-200	(2.21)	(1.35)
-300	(1.67)	(0.19)
-400	(1.45)	0.86

We expect net interest income to benefit from an increase in interest rates as the rates on interest earning assets reprice at a faster pace than the rate on interest bearing liabilities. As rates decrease, net interest income is negatively impacted as the rates on interest earning assets reprice lower at a faster pace than the rates on interest bearing liabilities. The decrease in net interest income is offset by the benefits from the floor rates on our floating rate loans. As of September 30, 2026, approximately 6% of our floating rate loans were at their floor rate. As rates decrease, a larger percentage of the coupon on our floating rate loans will be at the floor rate. If rates decrease 100 basis points, 56% of our floating rate loans will be at their floor rate, and if rates decrease 400 basis points, 85% will be at their floor rate.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the financial services industry. It is management’s opinion that accounting estimates covering certain aspects of the Company’s business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making such estimates. We believe that the estimates most susceptible to significant change in the near term relate to determining the allowance for credit losses on loans. See Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2025 for all our accounting policies, including these identified critical accounting estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock under the publicly announced stock repurchase program during the three months ended September 30, 2026.

In connection with income tax withholding obligations related to the vesting of restricted stock, the grantees may surrender awards necessary to cover the statutory tax withholding requirements. Such shares remitted to settle employee tax withholding obligations related to the vesting of restricted stock awards are not part of the publicly announced stock repurchase program.

The following table provides information about shares of our Common Stock that were surrendered during the quarter ended September 30, 2026 to settle employee tax withholding obligations related to the vesting of restricted stock awards.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Period	Shares Purchased (1)	Paid Per Share(1)	Announced Plans or Programs	Under the Plans or Programs
July 1, 2026 to July 31, 2026	-	$-	-	257,433
August 1, 2026 to August 31, 2026	8,109	32.61	-	257,433
September 1, 2026 to September 30, 2026	-	-	-	257,433
Total	8,109	$32.61	-	257,433

(1) During the three months ended September 30, 2026, 8,109 shares of Common Stock were acquired by the Company to satisfy tax withholding obligations in connection with the vesting of restricted shares of Common Stock. The value of such shares of Common Stock remitted to the Company was based on the closing price of the Company's Common Stock on the applicable withholding date. These purchases were not included within the Company's publicly announced share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended  September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Avidbank Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 filed with the Form S-1 filed by the Registrant on July 18, 2025)
3.2	Third Amended and Restated Bylaws of Avidbank Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 filed with the Form S-1 filed by the Registrant on July 18, 2025)
4.1	Form of Certificate of Common Stock of Avidbank Holdings, Inc. (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on August 4, 2025)
10.1	Employment Confirmation Letter by and between Avidbank and Jonathan M. Dale dated June 26, 2026 (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 3, 2026).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.
**	Furnished herewith.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document contained in Exhibit 101)

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

Date: November 12, 2026